Form 10-Q
period 2021-03-31
TC Bancshares, Inc.
filed 2021-06-25
CIK 1850398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

Commission File Number 333-254212

TC Bancshares, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Georgia	86-2650449
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

131 South Dawson Street, Thomasville, Georgia	31792
(Address of Principal Executive Office)	(Zip Code)

(229) 226-3221

(Issuer’s Telephone Number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐            No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒            No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No shares of the issuer’s common stock were issued and outstanding on June 22, 2021.

TC BANCSHARES, INC.

Form 10-Q Quarterly Report

EXPLANATORY NOTE

TC Bancshares, Inc., a Georgia corporation (the “Company” or the “Registrant”), was formed on March 5, 2021 to serve as the bank holding company for TC Federal Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion. As of March 31, 2021, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Bank is included in this Quarterly Report.

We expect to complete a registration under Section 12(b) of the Securities Exchange Act of 1934, as amended, and to list our common stock on the Nasdaq Capital Market under the symbol “TCBC.”

The unaudited financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements of TC Federal Bank as of and for the years ended December 31, 2020 and 2019 contained in the Company’s definitive prospectus dated May 14, 2021 (the “Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 24, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TC FEDERAL BANK

CONDENSED BALANCE SHEETS

MARCH 31, 2021 AND DECEMBER 31, 2020

ASSETS
	March 31, 2021	December 31, 2020
	(Unaudited)
Cash and due from banks	$53,999,437	$31,876,399
Federal funds sold	10,000,000	10,000,000

Cash and cash equivalents	63,999,437	41,876,399
Certificates of deposit with other banks	4,687,000	5,652,000
Investment securities available-for-sale	19,457,491	15,916,866
Other investments	599,400	714,000
Mortgage loans held for sale	2,582,893	2,944,962
Loans, net	252,135,228	262,355,967
Premises and equipment, net	3,422,668	3,443,509
Other real estate owned	81,000	81,000
Bank owned life insurance	10,954,649	10,883,428
Accrued interest receivable and other assets	5,704,330	6,059,002

Total Assets	$363,624,096	$349.927.133

LIABILITIES AND EQUITY

Deposits:
Demand	$38,996,566	$28,768,659
Interest-bearing demand	151,356,329	146,479,513
Savings	34,995,892	32,275,374
Certificates of Deposit	82,165,700	86,576,281

Total deposits	307,514,487	294,099,827
Federal Home Loan Bank advances	9,045,239	9,515,477
Accrued interest payable and other liabilities	6,558,114	6,453,541

Total liabilities	323,117,840	310,068,845

Commitments	—	—

Equity:
Retained earnings	42,738,144	41,973,211
Accumulated other comprehensive loss	(2,231,888)	(2,114,923)

Total equity	40,506,256	39,858,288

Total Liabilities and Equity	$363,624,096	$349,927,133

The accompanying notes are an integral part of these financial statements.

TC FEDERAL BANK

CONDENSED STATEMENTS OF INCOME

UNAUDITED

	Three Months Ended March 31,
	2021	2020
Interest and Dividend Income:
Interest and fees on loans	$3,225,305	$2,984,411
Interest and dividends on taxable investment securities	63,544	142,137
Interest on deposits with other banks and federal fund sold	59,159	115,834

Total interest and dividend income	3,348,008	3,242,382

Interest Expense
Interest on deposits	301,705	780,991
Interest on borrowings	19,730	16,959

Total interest expense	321,435	797,950

Net interest income	3,026,573	2,444,432

Provision for Allowance for Loan Losses	—	225,000

Net interest income after provision for allowance for loan losses	3,026,573	2,219,432

Other Income:
Service charges on deposits accounts	142,245	154,269
Gain on sale of mortgage loans	540,053	86,803
Bank owned life insurance income	71,221	75,854
Other	3,080	18,326

Total other income	756,599	335,252

Other Expense
Salaries and employee benefits	1,709,772	1,412,603
Occupancy and equipment	204,564	175,941
Other real estate owned, net of operations, loss (gain) on sales and write-downs	400	(6,454)
Data processing conversion costs	503	6,000
Other	871,650	645,095

Total other expense	2,786,889	2,233,185

Income Before Income Taxes	996,283	321,499

Income Tax Expense	231,350	64,153

Net Income	$764,933	$257,346

The accompanying notes are an integral part of these financial statements.

TC FEDERAL BANK

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended March 31,
	2021	2020
Net Income	$764,933	$257,346

Other Comprehensive Loss,
Net of Income Taxes:
Unrealized losses on securities available-for-sale:
Holding losses arising during the period, net of taxes of $45,922 and $32,482, respectively	(116,965)	(87,821)

Total other comprehensive loss	(116,965)	(87,821)

Comprehensive Income	$647,968	$169,525

The accompanying notes are an integral part of these financial statements.

TC FEDERAL BANK

CONDENSED STATEMENTS OF CHANGES IN EQUITY

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

UNAUDITED

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	$41,665,557	$(1,877,095)	$39,788,462

Net income	257,346		257,346

Other comprehensive loss, net of tax	—	(87,821)	(87,821)

Balance, March 31, 2020	$41,922,903	$(1,964,916)	$39,957,987

Balance, December 31, 2020	$41,973,211	$(2,114,923)	$39,858,288

Net Income	764,933	—	$764,933

Other comprehensive loss, net of tax	—	(116,965)	(116,965)

Balance, March 31, 2021	$42,738,144	$(2,231,888)	$40,506,256

The accompanying notes are an integral part of these financial statements.

TC FEDERAL BANK

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$764,933	$257,346
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	103,684	97,366
Provision for allowance for loan losses	—	225,000
Gain on sale of other real estate owned	—	(6,986)
Increase in cash surrender value of bank owned life insurance	(71,221)	(75,854)
Gain on mortgage loans sold, net	(540,053)	(86,803)
Proceeds from the sale of mortgage loans held for sale	27,581,298	5,153,535
Originations of mortgage loans held for sale	(26,679,176)	(4,372,424)
Change in:
Accrued interest receivable and other assets	400,594	(204,128)
Accrued interest payable and other liabilities	104,573	150,111

Net cash provided by (used in) operating activities	1,664,632	1,137,163

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other banks	965,000	738,000
Purchases of investment securities available-for -sale	(5,145,391)	—
Proceeds from calls, paydowns and maturities of investment securities available-for-sale	1,428,101	757,504
Purchase of other investments	—	(22,100)
Proceeds from sales of other investments	114,600	—
Net change in loans	10,220,739	(3,800,292)
Proceeds from sales of other real estate owned	—	13,500
Purchases of premises and equipment	(69,065)	(122,498)

Net cash provided by (used in) investing activities	7,513,984	(2,435,886)

Cash Flows from Financing Activities:
Net increase in deposits	13,414,660	(8,717,623)
Repayments of Federal Home Loan Bank advances	(470,238)	(41,666)

Net cash provided by (used in) financing activities	12,944,422	(8,759,289)

Net Change in Cash and Cash Equivalents	22,123,038	(10,058,012)

Cash and Cash Equivalents, Beginning of Period	41,876,399	24,191,882

Cash and Cash Equivalents, End of Period	$63,999,437	$14,133,870

Supplement Disclosures of Cash Flow Information:
Cash paid during the period for interest	$331,981	$770,385

Cash received from tax refund	—	$26,976

Non-Cash Investing and Financing Activities:
Change in unrealized gains (losses) on securities-for-sale, net of tax	$(116,965)	$(87,821)

The accompanying notes are an integral part of these financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

Notes to Financial Statements

(Unaudited)

NOTE 1 – GENERAL; BASIS OF PRESENTATION

Nature of Operations:

TC Federal Bank (“Bank”) was organized in 1934 and chartered in 1937 by the Federal Home Loan Bank Board as a mutual savings and loan association owned 100% by its depositors. Effective January 1, 2018, the Bank amended its corporate name to TC Federal Bank. The Bank operates one branch in Thomasville, Georgia, and one in Tallahassee, Florida as well as loan production offices in Tallahassee, Florida and Savannah, Georgia, that provide a variety of services to individuals and corporate customers in their markets. The Bank’s primary deposit products are interest-bearing checking accounts, savings accounts, and certificates of deposit. Its primary lending products consist of single-family residential mortgage loans and commercial and multi-family real estate loans. The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank undergoes periodic examinations by the OCC.

Basis of Presentation:

The accounting and financial reporting policies of the Bank conform, in all material respects to accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. The condensed financial statements in the quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management reflect all necessary adjustments for a fair presentation of the Bank’s condensed financial position and condensed results of operations. All adjustments were of a normal and recurring nature. The condensed financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our financial statements, and notes thereto, for the year ended December 31, 2020 included in the Form S-1 of TC Federal Bank as filed with the SEC. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year or any future period.

In 2020, Coronavirus Disease 2019 (COVID-19) spread into a worldwide pandemic. The pandemic may impact various parts of the Bank’s future operations and financial results, including additional allowance for loan loss provisions. Management believes the Bank is taking appropriate actions to mitigate the negative impact. However, the full impact of COVID-19 on the allowance for loan losses as of March 31, 2021 cannot be reasonably estimated, as these events are still developing.

Summary of Significant Accounting Policies:

The accounting and reporting policies of the Bank conform to GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in the Bank’s financial statements for the year ended December 31, 2020 included in the Bank’s Form S-1.

Recent Accounting Pronouncements:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now include forward-looking information in the determination of their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, this update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This update clarified the effective date of ASC 2016-13 for nonpublic business entities to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application of ASU 2016-13 will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Bank is currently evaluating the impact that the standard will have on its condensed financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in ASC 815, Derivatives and Hedging. The purpose of this ASU is to better portray a company’s risk management activities in its financial statements and simplify the application of hedge accounting guidance. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This update clarified the effective date of ASC 2017-12 for nonpublic business entities to fiscal years beginning after December 15, 2020, and interim periods within those fiscal years beginning after December 15, 2021.

Early adoption is permitted in any interim period after issuance of the ASU. The new standard must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date while the presentation and disclosure guidance is required only prospectively. Management does not expect adoption of this ASU to have a significant impact on the Bank’s condensed financial statements.

In August 2018, the FASB issued ASU 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this ASU did not have a significant impact on the Bank’s condensed financial statements.

In August 2018, the FASB issued ASU 2018-14 – Compensation – Retirement Benefits – Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. This ASU is effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities. Management does not expect the adoption of this ASU to have a significant impact on the Bank’s condensed financial statements.

In December 2019, the FASB issued ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. Management does not expect the adoption of this ASU to have a significant impact on the Bank’s condensed financial statements.

In March 2020, the FASB issued ASU 2020-04 – Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. Management does not expect the adoption of this ASU to have a significant impact on the Bank’s condensed financial statements.

Emerging Growth Company Status:

The Bank qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Bank is an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies. An emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. The Bank intends to elect to use the extended transition period described above and intends to maintain its emerging growth company status as allowed under the JOBS Act.

NOTE 2 - INVESTMENT SECURITIES

Investment securities available-for-sale at March 31, 2021 and December 31, 2020 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Fair Value as % of Total
March 31, 2021-
US treasuries	$5,144,509	$—	$19,392	$5,125,117	26%
Mortgage-backed securities	5,151,343	270,298	—	5,421,641	28%
Collateralized mortgage obligations	8,817,257	93,476	—	8,910,733	46%
Corporate obligations	—	—	—	—	0%

	$19,113,109	$363,774	$19,392	$19,457,491	100%

December 31, 2020 -
Mortgage-backed securities	$5,943,804	$336,801	$—	$6,280,605	39%
Collateralized mortgage obligations	8,966,213	168,852	—	9,135,065	57%
Corporate obligations	499,580	1,616	—	501,196	3%

	$15,409,597	$507,269	$—	$15,916,866	100%

NOTE 2 - INVESTMENT SECURITIES (Continued)

The following outlines the unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Unrealized loss for less than 12 months:
US treasuries	$5,125,117	$19,392	$—	$—
Mortgage-backed securities	—	—	—	—
Collateralized mortgage obligations	—	—	—	—
Corporate obligations	—	—	—	—

Total less than 12 months	5,125,117	19,392	—	—

Unrealized loss for more than 12 months:
Mortgage-backed securities	—	—	—	—
Corporate obligations	—	—	—	—

Total more than 12 months	—	—	—	—

Total	$5,125,117	$19,392	$—	$—

At March 31, 2021, unrealized losses in the investment portfolio related to US treasuries. The unrealized losses on the US treasuries arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades or the repayment sources of principal and interest are backed by government entities. The Bank does not intend to sell the investments and it is not likely that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

NOTE 2 - INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of investment securities available-for-sale at March 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Investment securities with maturities -
Within 1 year	$—	$—
1 to 5 years	—	—
5 to 10 years	5,144,509	5,125,117

Mortgage-backed securities and collateralized mortgage obligations	13,968,600	14,332,374

Total	$19,113,109	$19,457,491

The Bank did not sell any investment securities available-for-sale for the three months ended March 31, 2021 or 2020. Securities with carrying values of approximately $224,000 and $265,000 at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits as required by law and for other purposes.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans, by purpose code, at March 31, 2021 and December 31, 2020, are summarized as follows:

	03/31/21	Percent	12/31/20	Percent

Real estate loans:
Residential	$96,371,207	37.45%	$105,837,324	39.56%
Home equity	9,836,355	3.82%	8,892,417	3.32%
Multi-family	15,686,952	6.10%	15,140,468	5.66%
Commercial	79,131,689	30.75%	72,717,869	27.18%
Construction and land development	28,129,484	10.93%	29,982,506	11.21%

Total real estate loans	229,155,687		232,570,584

Consumer loans	5,308,204	2.06%	5,372,529	2.01%

Commercial and industrial loans	22,881,413	8.89%	29,599,982	11.06%

Total loans	257,345,304	100.00%	267,543,095	100.00%
Less: Allowance for loan losses	4,087,400		4,085,719
Deferred loan fees	1,122,676		1,101,409

Loans, net	$252,135,228		$262,355,967

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations primarily in Thomas County, Georgia and other surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent on the real estate market.

The Bank has divided the loan portfolio into seven portfolio segments, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Bank are real estate - residential, real estate - home equity, real estate - multi-family, real estate - commercial, real estate - construction and land development, consumer loans and commercial and industrial loans.

Real Estate - Residential: The Bank originates residential real estate loans for the purchase or refinancing of a mortgage. These loans are primarily collateralized by owner-occupied properties and rental properties located primarily in the Bank’s market areas.

Real Estate - Home Equity: The Bank originates home equity real estate loans to provide home equity lines of credit and closed-end home equity loans. These loans are primarily collateralized by owner-occupied properties located primarily in the Bank’s market areas.

Real Estate - Multi-family: Multi-family loans consist of loans to finance real estate purchases, refinancings, expansions and improvements to multi-family properties. These loans may be secured by, but are not limited to, first liens on apartments, mobile home parks or other mutli-family properties primarily located within the Bank’s market areas. The Bank’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s and borrower’s related entities’ financial condition, and a detailed analysis of the borrower’s underlying cash flows. Multi-family loans are larger than residential or home equity loans and involve greater credit risk. The repayment of these loans largely depends on the results of operations and management of these properties. Adverse economic conditions also affect the repayment ability to a greater extent than residential or home equity real estate loans.

Real Estate - Commercial: Commercial real estate loans consist of loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties. These loans may be secured by first liens on office buildings, farms, retail and mixed-use properties, churches, warehouses and restaurants primarily located within the Bank’s market areas. The Bank’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s and borrower’s related entities’ financial condition, and a detailed analysis of the borrower’s underlying cash flows. Commercial real estate loans are larger than residential loans and involve greater credit risk. The repayment of these loans largely depends on the results of operations and management of these properties. Adverse economic conditions also affect the repayment ability to a greater extent than residential real estate loans.

Real Estate - Construction and land development: These loans are made to borrowers to build commercial structures, a primary or secondary residence and, in some cases, to real estate investors to acquire and develop land. These loans are more difficult to evaluate since they are significantly more vulnerable to changes in economic conditions. In addition, these loans possess a higher degree of credit risk since they are made based on estimates of the future worth of a project and the estimated costs required for completion. The Bank limits its overall investment in this portfolio segment due both to management’s assessment of risk and certain percentage guidance set by the regulatory agencies.

Consumer: Consumer loans mainly consist of personal loans, revolving credit plans and other loans. The Bank’s consumer loans may be uncollateralized and rely on the borrower’s income for repayment.

Commercial and industrial: Commercial and industrial loans consist generally of business loans and lines of credit to companies in the Bank’s market area. Commercial and industrial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. Such loans are usually collateralized by the financed assets, although a portion may be made on an unsecured basis and contain the guarantee of the business principals. The Bank’s underwriting analysis consists of a review of the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. Commercial and industrial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, which makes them of higher risk than residential loans and the collateral securing loans may be difficult to appraise and may fluctuate in value based on the success of the business.

Commercial and industrial loans also include loans originated under the Paycheck Protection Program (“PPP”), as prescribed in the CARES Act. These loans have an interest rate of 1.0% and a two-year or five-year loan term to maturity. The Small Business Administration (“SBA”) guarantees 100% of the PPP loans made to eligible borrowers, and loan proceeds may be partially or fully forgiven by the SBA if the funds are used for eligible expenses during the relevant forgiveness period and the borrower meets the employee retention criteria.

The Bank was paid a processing fee from the SBA on PPP loan originations ranging from 1% to 5%, based on the size of the loans. For the three months ended March 31, 2021 and 2020, the Bank had recorded approximately $227,000 and $0 in PPP-related SBA fees, respectively. The Bank is accreting these fees into interest income over the estimated life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. For the three months ended March 31, 2021 and 2020, the Bank had recognized approximately $205,000 and $0 in PPP-related SBA Fees, respectively. The majority of the remaining unearned fees are expected to be recognized as the PPP loans are forgiven or paid off.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses:

The following schedule presents a rollforward of the allowance for loan losses as of March 31:

	2021	2020
Beginning balance	$4,085,719	$3,064,777

Charge-offs:
Real estate loans:
Residential	(11,123)	—
Home equity	—	—
Multi-family	—	—
Commercial	—	—
Construction and land development	—	—

Total real estate loans	(11,123)	—
Consumer loans	(15,842)	—
Commercial and industrial loans	—	—

Total charge-offs	(26,965)	—

Recoveries:
Real estate loans:
Residential	6,139	80,073
Home equity	—	—
Multi-family	—	—
Commercial	—	—
Construction and land development	11,345	16,571

Total real estate loans	17,484	96,644
Consumer loans	3,912	3,919
Commercial and industrial loans	7,250	25,250

Total recoveries	28,646	125,813

Net recoveries	1,681	125,813

Provision for allowance for loan losses	—	225,000

Ending balance	$4,087,400	$3,415,590

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses (Continued):

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2021 and December 31, 2020:

	Loans		Allowance for loan losses
	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
March 31, 2021 -
Real estate loans:
Residential	$1,778,594	$94,592,613	$—	$1,474,451
Home equity	—	9,836,355	—	147,190
Multi-family	—	15,686,952	—	310,951
Commercial	1,339,199	77,792,490	—	1,560,296
Construction and development	—	28,129,484	—	366,037

Total real estate loans	3,117,793	226,037,894	—	3,858,925
Consumer loans	—	5,308,204	—	465
Commercial and industrial loans	—	22,881,413	—	122,344
Unallocated	—	—	—	105,666

Total	$3,117,793	$254,227,511	$—	$4,087,400

December 31, 2020 -
Real estate loans:
Residential	$1,480,633	$104,356,691	$—	$1,444,921
Home equity	675	8,891,742	—	133,985
Multi-family	—	15,140,468	—	311,409
Commercial	1,339,199	71,378,670	—	1,531,037
Construction and development	11,637	29,970,869	—	387,127

Total real estate loans	2,832,144	229,738,440	—	3,808,479
Consumer loans	—	5,372,529	—	1,360
Commercial and industrial loans	—	29,599,982	—	101,497
Unallocated	—	—	—	174,383

Total	$2,832,144	$264,710,951	$—	$4,085,719

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans:

The following tables present impaired loans by class of loans as of March 31, 2021 and December 31, 2020:

	Recorded Investment	Principal Balance	Related Allowance
March 31, 2021 -
Impaired loans with related allowance:
Real estate loans:
Residential	$—	$—	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	—	—	—

Total real estate loans	—	—	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—

Total	$—	$—	$—

Impaired loans without related allowance:
Real estate loans:
Residential	$1,778,594	$1,778,594	$—
Home equity		—	—
Multi-family		—	—
Commercial	1,339,199	1,339,199	—
Construction and land development		—	—

Total real estate loans	3,117,793	3,117,793	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—

Total	$3,117,793	$3,117,793	$—

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans (Continued):

December 31, 2020 -	Investment	Balance	Allowance
Impaired loans with related allowance:
Real estate loans:
Residential	$—	$—	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	—	—	—

Total real estate loans	—	—	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—

Total	$—	$—	$—

Impaired loans without related allowance:
Real estate loans:
Residential	$1,480,633	$1,480,633	$—
Home equity	675	675	—
Multi-family	—	—	—
Commercial	1,339,199	1,339,199	—
Construction and land development	11,637	11,637	—

Total real estate loans	2,832,144	2,832,144	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—

Total	$2,832,144	$2,832,144	$—

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans (Continued):

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	Three Months Ended March 31,
	2021			2020
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
March 31, 2021 -
Real estate loans:
Residential	$1,553,631	$23,892	$23,892	$1,073,359	$9,898	$22,854
Home equity	1,196	—	—	6,141	—	—
Multi-family	—	—	—	—	—	—
Commercial	1,409,590	—	—	1,245,537	—	—
Construction and land development	127,344	—	—	590,059	23,222	23,222

Total real estate loans	3,091,761	23,892	23,892	2,915,096	33,120	46,076
Consumer loans	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—

Total	$3,091,761	$23,892	$23,892	$2,915,096	$33,120	$46,076

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Past Due and Nonaccrual Loans:

The following tables present the aging of the recorded investment in past due loans and nonaccrual loans as of March 31, 2021 and December 31, 2020, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Non-accrual
March 31, 2021 -
Real estate loans:
Residential	$1,027,471	$13,494	$116,765	$1,157,730	$95,213,477	$96,371,207	$831,232
Home equity	—	—	—	—	9,836,355	9,836,355	—
Multi-family	—	—	—	—	15,686,952	15,686,952	—
Commercial	—	—	1,339,199	1,339,199	77,792,490	79,131,689	1,339,199
Construction and land development	53,780	—	—	53,780	28,075,704	28,129,484	—

Total real estate loans	1,081,251	13,494	1,455,964	2,550,709	226,604,978	229,155,687	2,170,431
Consumer loans	—	—		—	5,308,204	5,308,204	—
Commercial and industrial loans		—	—	—	22,881,413	22,881,413

	$1,081,251	$13,494	$1,455,964	$2,550,709	$254,794,595	$257,345,304	$2,170,431

December 31, 2020 -
Real estate loans:
Residential	$40,583	$84,167	$196,826	$321,576	$105,515,748	$105,837,324	$623,998
Home equity	—	—	—	—	8,892,417	8,892,417	—
Multi-family	—		—	—	15,140,468	15,140,468	—
Commercial	—		1,339,199	1,339,199	71,378,670	72,717,869	1,339,199
Construction and land development	—	—	—	—	29,982,506	29,982,506	—

Total real estate loans	40,583	84,167	1,536,025	1,660,775	230,909,809	232,570,584	1,963,197
Consumer loans	—	—		—	5,372,529	5,372,529	—
Commercial and industrial loans	151,136	—	—	151,136	29,448,846	29,599,982	—

	$191,719	$84,167	$1,536,025	$1,811,911	$265,731,184	$267,543,095	$1,963,197

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Past Due and Nonaccrual Loans (Continued):

As of March 31, 2021, there were no loans greater than 90 days past due and still accruing. As of December 31, 2020, there was one loan greater than 90 days past due and still accruing totaling approximately $16,000.

Troubled Debt Restructurings:

The Bank did not modify any loans in the three months ended March 31, 2021 and 2020 in a manner that would be considered troubled debt restructurings. There were no specific allowances allocated to troubled debt restructurings as of March 31, 2021 or 2020. The Bank did not commit to lend any additional amounts to customers with outstanding loans that are classified as troubled restructurings. Certain troubled debt restructurings are accruing loans in which interest is earned when payments are made. Management continues to evaluate these accruing troubled debt restructurings for impairment on a quarterly basis. During the three months ended March 31, 2021 and 2020, no restructured loans defaulted subsequent to modification.

COVID-19 Related Loan Modifications:

The Bank implemented a customer payment deferral program to assist borrowers that may be experiencing financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) have been provided. As of December 31, 2020, all loans that were granted COVID-19 related payment deferrals had resumed making payments under the terms of the original loan agreements. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals continued to be reported as current loans throughout the agreed upon deferral period and were not classified as troubled debt restructurings.

Credit Quality:

The Bank categorized loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a continuous basis. The Bank uses the following definitions for its risk ratings:

Special Mention. Evidence of financial deterioration exists, or file documentation is inadequate or not available to determine the borrower’s financial status or ability to repay. The loan possesses potential weakness which may, if not reversed or corrected, weaken the credit or inadequately protect the Bank’s position.

Substandard. A well-defined weakness or weaknesses exists that jeopardizes the liquidation of the debt. The loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful. All of the weaknesses of a substandard loan exist, with the added characteristic that the weaknesses jeopardize the collection and/or liquidation of the debt. Loss exposure, while evident, is not clearly determinable. Special workout negotiations and/or litigation should be initiated.

Loss. Considered uncollectible in full and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality (Continued):

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of March 31, 2021 and December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2021 -
Real estate loans:
Residential	$93,699,625	$745,809	$1,925,773	$—	$—	$96,371,207
Home equity	9,836,355	—	—	—	—	9,836,355
Multi-family	15,386,023	300,929	—	—	—	15,686,952
Commercial	66,893,981	7,898,509	4,339,199	—	—	79,131,689
Construction and land development	24,417,682	3,632,104	79,698	—	—	28,129,484

Total real estate loans	210,233,666	12,577,351	6,344,670	—	—	229,155,687
Consumer loans	5,308,204	—	—		—	5,308,204
Commercial and industrial loans	$22,443,960	$437,453	—		—	22,881,413

	$237,985,830	$13,014,804	$6,344,670	$—	$—	$257,345,304

December 31, 2020-
Real estate loans:
Residential	$102,229,498	1,243,538	2,364,288	$—	$—	$105,837,324
Home equity	8,891,742	—	675	—	—	8,892,417
Multi-family	14,831,774	308,694	—	—	—	15,140,468
Commercial	67,305,357	4,073,313	1,339,199	—	—	72,717,869
Construction and land development	25,390,597	2,950,389	1,641,520	—	—	29,982,506

Total real estate loans	218,648,968	8,575,934	5,345,682	—	—	232,570,584
Consumer loans	5,372,529	—	—	—	—	5,372,529
Commercial and industrial loans	27,643,564	466,020	1,490,398	—	—	29,599,982

	$251,665,061	$9,041,954	$6,836,080	$—	$—	$267,543,095

NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

The following advances from the FHLB were outstanding as of March 31, 2021 and December 31, 2020:

March 31, 2021 -
Advance Date	Amount	Rate	Interest Rate	Maturity	Call Feature
January 7, 2008	$183,334	Fixed	4.49%	January 9, 2023	N/A
September 20, 2012	433,334	Fixed	1.80%	September 20, 2022	N/A
April 1, 2020	4,083,333	Fixed	0.66%	April, 1 2025	N/A
April 1, 2020	4,345,238	Fixed	0.79%	April 7, 2027	N/A

	$9,045,239

December 31, 2020 -

Advance Date
January 7, 2008	$208,334	Fixed	4.49%	January 9, 2023	N/A
September 20, 2012	450,000	Fixed	1.80%	September 20, 2022	N/A
April 1, 2020	4,333,333	Fixed	0.66%	April, 1 2025	N/A
April 1, 2020	4,523,810	Fixed	0.79%	April 7, 2027	N/A

	$9,515,477

The FHLB advance maturing January 9, 2023 requires principal (approximately $8,300) and interest payments on a monthly basis. The FHLB advance maturing September 20, 2022 requires principal (approximately $5,600) and interest payments on a monthly basis. The FHLB advance maturing April 1, 2025 requires principal (approximately $83,000) and interest payments on a monthly basis. The FHLB advance maturing April 7, 2027 requires principal (approximately $59,000) and interest payments on a monthly basis.

The FHLB advances are collateralized by the Bank’s FHLB stock and a blanket lien on certain of the Bank’s residential and commercial real estate loans with a carrying value of approximately $24,890,000 and $37,248,000 at March 31, 2021 and December 31, 2020, respectively. The Bank had approximately $15,844,000 and $19,200,000 in available borrowing capacity through the FHLB at March 31, 2021 and December 31, 2020, respectively.

NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS (Continued)

Unsecured federal funds lines of credit totaling $18,300,000 were available to the Bank for overnight borrowing through correspondent banks at March 31, 2021 and 2020. The Bank also had approximately $8,500,000 and $9,900,000 in available borrowing capacity through the Federal Reserve Bank of Atlanta at March 31, 2021 and December 31, 2020, respectively. There were no borrowings against either of these facilities at March 31, 2021 or December 31, 2020. The available borrowings with the Federal Reserve Bank are collateralized by a blanket lien on certain of the Bank’s residential and commercial real estate loans with a carrying value of approximately $14,000,000 and $15,000,000 at March 31, 2021 and December 31, 2020, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Credit Related Financial Instruments:

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

	03/31/21	12/31/20
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$29,119,000	$30,288,000

Stand-by letters of credit	$725,000	$725,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit, or personal property.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to businesses within the Bank’s trade area.

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds real estate and assignments of deposit accounts as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for these commitments at March 31, 2021 and December 31, 2020 varies.

NOTE 6 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under certain adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In July 2013, the Federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating components of capital and of computing risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions and, pursuant to the Federal Reserve Board’s policy statements, to top-tier bank and savings and loan holding companies with total consolidated assets of $3.0 billion or more. The rule established a new common equity Tier 1 minimum capital requirement, increased the minimum capital ratios and assigned a higher risk weight to certain assets based on the risk associated with these assets. The final rule includes a transition period that implements the new regulations over a five-year period. These changes were phased in beginning in January 2015.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total common equity Tier 1, total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of March 31, 2021 and December 31, 2020, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2021 and December 31, 2020, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the institution’s category.

NOTE 6 - REGULATORY MATTERS (Continued)

The Bank’s actual capital amounts and ratios, and minimum amounts under current regulatory standards, as of March 31, 2021 and December 31, 2020, are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2021:
Common Equity Tier 1 Capital to Risk-Weighted Assets	$40,555	16.90%	$10,800	4.50%	$15,600	6.50%
Total Capital to Risk- Weighted Assets	$43,568	18.15%	$19,200	8.00%	$24,000	10.00%
Tier 1 Capital to Risk- Weighted Assets	$40,555	16.90%	$14,400	6.00%	$19,200	8.00%
Tier I Capital to Average Assets	$40,555	10.15%	$14,220	4.00%	$17,775	5.00%

December 31, 2020:
Common Equity Tier 1 Capital to Risk-Weighted Assets	$40,090	16.46%	$10,963	4.50%	$15,835	6.50%
Total Capital to Risk- Weighted Assets	$43,148	17.71%	$19,489	8.00%	$24,361	10.00%
Tier 1 Capital to Risk- Weighted Assets	$40,090	16.46%	$14,617	6.00%	$19,489	8.00%
Tier I Capital to Average Assets	$40,090	11.73%	$13,673	4.00%	$17,091	5.00%

NOTE 7 - FAIR VALUE MEASUREMENT

The Bank utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. From time to time, the Bank may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and other real estate owned. These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or write-downs of individual assets. Additionally, the Bank is required to disclose, but not record, the fair value of other financial instruments.

Fair Value Hierarchy

The Bank groups assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 - Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Assets Recorded at Fair Value on a Recurring Basis. The table below presents the recorded amount of assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, all of which consisted of investment securities available-for-sale:

	Level 1	Level 2	Level 3	Total
March 31, 2021 :
US treasuries	$—	$5,125,117	$—	$5,125,117
Mortgage-backed securities	—	5,421,641	—	5,421,641
Collateralized mortgage obligations	—	8,910,733	—	8,910,733
Corporate obligations	—	—	—	—

Investment securities available-for-sale	$—	$19,457,491	$—	$19,457,491

December 31, 2020 :
Mortgage-backed securities	$—	$6,280,605	$—	$6,280,605
Collateralized mortgage obligations	—	9,135,065	—	9,135,065
Corporate obligations	—	501,196	—	501,196

Investment securities available-for-sale	$—	$15,916,866	$—	$15,916,866

NOTE 7 - FAIR VALUE MEASUREMENT (Continued)

Assets Recorded at Fair Value on a Nonrecurring Basis. The Bank may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
March 31, 2021 :
Other real estate owned	$—	$—	$81,000	$81,000
Impaired loans	—	—	—	—

	$—	$—	$81,000	$81,000

December 31, 2020 :
Other real estate owned	$—	$—	$81,000	$81,000
Impaired loans	—	—	—	—

	$—	$—	$81,000	$81,000

The following methods and assumptions were used to estimate the fair value of each class of assets and liabilities either recorded or disclosed at fair value.

Cash and Cash Equivalents. The carrying value of cash and cash equivalents is a reasonable estimate of fair value.

Certificates of deposit with other banks. The carrying value of certificates of deposit with other banks is a reasonable estimate of fair value.

Investment Securities Available-for-Sale. Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds. Level 2 securities include mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises and state, county and municipal bonds. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Other Investments. Other investments consist of FHLB stock whose carrying value approximates its fair value.

Mortgage Loans Held for Sale. The estimated fair value of mortgage loans held for sale, classified within Level 2, is approximated by the carrying value, given the short-term nature of the loans and similarly to what secondary markets are currently offering for portfolios of loans with similar characteristics.

Loans. The Bank does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific allocation is established within the allowance for loan losses. Loans for which it is probable that payment of interest and/or principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans in which an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Bank records the impaired loan as nonrecurring Level 2. When an appraised value is utilized or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the impaired loan as nonrecurring Level 3.

NOTE 7 - FAIR VALUE MEASUREMENT (Continued)

Other Real Estate Owned. Other real estate owned properties are adjusted to fair value less estimated selling costs upon transfer of the loans to other real estate owned. Subsequently, other real estate owned assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value is based on an observable market price, the Bank records the other real estate owned as nonrecurring Level 2. When the fair value is based on an appraised value, or when an appraised value is not available, the Bank records the other real estate owned asset as nonrecurring Level 3.

Bank Owned Life Insurance. The carrying value of Bank Owned Life Insurance approximates fair value.

Commitments to Extend Credit. Commitments to extend credit are short-term and, therefore, the carrying value and the fair value are considered immaterial for disclosure.

Deposits. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of savings accounts approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected maturities of time deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances are carried at cost and the fair value is obtained from the Federal Home Loan Bank of Atlanta.

The carrying amounts and estimated fair values of the Bank’s financial instruments as of March 31, 2021 and December 31, 2020 are as follows:

		Fair Value Measurements at March 31, 2021
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:

Cash and cash equivalents	$63,999,437	$63,999,437	$63,999,437	$—	$—

Certificates of deposit with other banks	4,687,000	4,687,000	4,687,000	—	—

Investment securities available-for-sale	19,457,491	19,457,491	—	19,457,491	—

Other investments	599,400	599,400	—	599,400	—

Mortgage loans held for sale	2,582,893	2,582,893	—	2,582,893	—

Loans, net	252,135,228	262,377,000	—	—	262,377,000

Bank owned life insurance	10,954,649	10,954,649	10,954,649	—	—

Financial liabilities:

Deposits	307,514,487	317,248,000	225,348,787	—	91,899,213

FHLB advances	9,045,239	9,072,000	—	—	9,072,000

NOTE 7 - FAIR VALUE MEASUREMENT (Continued)

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

NOTE 8 - PLAN OF REORGANIZATION

On March 5, 2021, the Board of Directors (the “Board”) of the Bank adopted a Plan of Conversion (the “Plan”) whereby the Bank will convert from a federally chartered mutual savings bank to a federally chartered stock savings bank and operate as a wholly owned subsidiary of a newly formed stock holding company, TC Bancshares, Inc. (the “Holding Company”), and offer the Holding Company stock (the “Stock Offering”) on a priority basis to qualifying depositors and borrowers and a tax-qualified employee stock ownership plan that will be sponsored by the Bank in a subscription offering, with any remaining shares to be offered to the public in a community offering and possibly in a syndicated offering (the “Conversion”). Pursuant to the Plan, the total offering value and number of shares of common stock to be offered and sold in the Stock Offering will be determined based upon an independent appraiser’s valuation. The Holding Company will be organized as a corporation under the laws of the State of Georgia and will own all of the outstanding common stock of the Bank upon completion of the Conversion.

The Plan must be approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting which is scheduled to be held on June 29, 2021. The Federal Reserve Board approved on May 14, 2021, the Holding Company’s application to become the holding company of the Bank upon completion of the Conversion pursuant to the Plan. In addition, the OCC conditionally approved on May 14, 2021 the Bank’s Application for Conversion and related matters. The Holding Company filed a registration statement with the SEC which was declared effective on May 14, 2021. The final approval of the OCC as well as receipt of member approval of the Plan and satisfaction of customary closing conditions are required to consummate the Conversion and Stock Offering.

As part of the Conversion, the Bank will establish a liquidation account in an amount equal to the retained earnings of the Bank as of the date of the latest balance sheet appearing in the final prospectus distributed in connection with the Conversion. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the Stock Offering. If the Conversion is unsuccessful, all deferred costs will be charged to operations. Deferred conversion costs totaled approximately $116,000 at December 31, 2020 and approximately $195,000 at March 31, 2021.

In connection with the adoption of the Plan, the Bank terminated the Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the “Reorganization Plan”) previously adopted in February 2020 pursuant to which the Bank would have reorganized into the mutual holding company form of organization. In late March 2020, due to market conditions and concerns over potential adverse tax ramifications of proceeding with the Reorganization Plan, the Board determined to delay proceeding with the plan to reorganize into the mutual holding company form of structure until (i) a final determination was made with regard the effect of the mutual holding company reorganization on TC Federal Bank’s deferred tax assets and (ii) the COVID-19 pandemic situation was clearer and the stock markets had stabilized. Upon further reflection and in consideration of the adverse financial and tax consequences of pursuing the mutual holding company reorganization as required to be structured as well as in view of the Bank’s strategic direction, the Board concluded that a standard mutual-to-stock conversion was the more appropriate structure to pursue rather than the mutual holding company formation. In light of the foregoing determination, the Board determined to terminate the Reorganization Plan and adopt the Plan. As a result of the delay in proceeding with the Reorganization Plan, $506,500 in deferred costs related to the Reorganization Plan were charged to operations as of December 31, 2020. There were no additional deferred costs related to the Reorganization Plan charged to operations as of March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the accompanying financial statements. You should read the information in this section in conjunction with the business and financial information regarding TC Federal Bank provided in this Form 10-Q and in the Company’s definitive prospectus dated May 14, 2021 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 24, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements, which are included pursuant to the “safeharbor” provisions of the Private Securities Litigation Reform Act of 1995, and reflect management’s beliefs and expectations based on information currently available. These forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “potential,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this quarterly report on Form 10-Q.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the effects of the COVID-19 pandemic on our business, customers, employees and third-party service providers;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, including after CECL implementation;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to implement and change our business strategies;

•	competition among depository and other financial institutions;

•

inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

•	adverse changes in the securities or secondary mortgage markets;

•

changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III and CECL implementation;

•	changes to statutes, regulations or regulatory policies or practices resulting from the COVID-19 pandemic;

•	our ability to comply with the extensive laws and regulations to which we are subject, including the laws for each jurisdiction where we operate;

•	the impact of the Dodd-Frank Act and JOBS Act and the implementing regulations;

•	changes in the quality or composition of our loan or investment portfolios;

•	changes in consumer spending and saving habits;

•	the effects of harsh weather conditions, including hurricanes, and man-made disasters;

•	technological changes that may be more difficult or expensive than expected;

•	the inability of third party providers to perform as expected;

•	the efficiency and effectiveness of our internal control environment;

•	our ability to manage market risk, credit risk, interest rate risk, liquidity risk and operational risk in the current economic environment;

•	the soundness of other financial institutions;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•

our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;

•	our management team’s ability to focus primarily on the operation of our business rather than diversion of management attention to responses to the COVID-19 pandemic;

•	our compensation expense associated with equity allocated or awarded to our employees; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in TC Bancshares, Inc.’s Prospectus dated May 14, 2021, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 24, 2021.

Coronavirus/COVID-19

The COVID-19 pandemic has already had a significant impact on our operating results, and we believe it will continue to have an impact for at least the remainder of the year ending December 31, 2021. We expect the short- and long-term economic consequences of COVID-19 to our customers to be significant, and that the continuing health safety concerns relating to the ongoing pandemic will change the way we conduct our business and interact with our customers.

Starting in March 2020, we realized the impact of the pandemic and economic shut down would have an immediate impact on selected segments of our customers. We did not automatically downgrade borrowers that requested a deferral. However, if the borrower requested a deferral that extended beyond the initial three months granted, we considered downgrades based on the trend in revenues. During the three months ended March 31, 2021, there were no loans downgraded to substandard that had been on deferral, and combined with our other lending activity, these adjustments resulted in no provision for loan losses, compared to a $225,000 provision for loan losses for the three months ended March 31, 2020.

In addition, starting in March 2020, we modified the terms of loans with customers impacted by the COVID-19-pandemic to permit payment deferral. Through the end of December 31, 2020, these deferrals have affected a total of $46.6 million of loans, including $4.0 million of construction loans, $2.8 million of commercial and industrial loans, $7.9 million of owner-occupied commercial real estate loans and $17.9 million of non-owner-occupied commercial real estate loans. These deferrals are intended to provide customers with temporary relief. At year end, none of the loans with modification were still on modified terms and no loans had been modified during the three months ended March 31, 2021. We believe these actions provided our customers with the best chance to meet their longer-term obligations and for us to work with those who will not be able to meet their obligations or default on their loans.

Starting in April 2020, we worked with our customers to help them understand the Paycheck Protection Program (PPP) of the CARES Act. The PPP generally provides eligible employers with funds to pay payroll costs (including benefits) and interest on mortgages, rent and utilities, and the PPP loan may be forgiven to the extent the loan proceeds are applied to eligible expenditures during a specified measurement period. Funds are provided in the form of loans that will generally be fully forgiven when used for permissible expenditures, subject to certain reductions based on certain decreases in the employer’s full-time equivalent employees or salary and wages during the measurement period. To the extent not forgiven, a PPP loan is intended to be 100% guaranteed by the SBA and will have a term of two years (or five years if the PPP loan is made after June 4, 2020) and carry an interest rate of 1%. Payment of principal, interest and fees on PPP loans is deferred until the amount to be forgiven is finalized, in general. The Bank was paid a processing fee by the SBA on PPP loan originations ranging from 1% to 5% of the amount of the loan, based on the size of the loans. As of March 31, 2021, the Bank had recorded approximately $281,000 in PPP-related SBA fees and is accreting these fees into interest income over the estimated life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. For the three months ended March 31, 2021, the Bank has recognized approximately $205,000 in PPP-related SBA fees through accretion. The majority of the remaining unearned fees are expected to be recognized as the PPP loans are either forgiven or paid off.

During March 2020, the Federal Reserve reduced the federal funds rate by .50% as an initial response to the COVID-19 pandemic. Later in March 2020, the Federal Reserve reduced the target range for the federal funds rate to between 0.0% and 0.25%, compared to the previous target of between 1.00% and 1.25%. These rate reductions, combined with the decline of longer-term interest rates, reduced our net interest income to lower levels during 2021, and potentially beyond, compared to what we experienced for the year ended December 31, 2020. In 2020, the PPP fee income was recorded as interest income, which will partially offset the decline in interest income due to rate reductions. After the PPP fee income has been fully accreted into income, we would expect lower levels of interest income going forward if market rates of interest remain at low levels.

Overview

We are a federally chartered savings bank headquartered in Thomasville, Georgia that has served the banking needs of our customers since 1934. We conduct our business from our main office in Thomasville, Georgia, a branch office and a residential mortgage center in Tallahassee, Florida and a commercial loan production office in Savannah, Georgia. The Bank provides a variety of services to individual and commercial customers in its market area. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, commercial and multi-family residential real estate loans, commercial and industrial loans, construction and land development loans and consumer loans. At March 31, 2021, we had total assets of $363.6 million, total deposits of $307.5 million and total equity of $40.5 million. During 2019, we elected to be treated as a “covered savings association” which allows us to engage in the same activities as a national bank.

Our primary deposit products are personal checking accounts, business checking accounts, savings accounts, money market accounts and certificates of deposit. Our lending products include single-family residential loans, home equity lines of credit, consumer loans, commercial and multi-family residential real estate loans, commercial and industrial loans, construction loans, land development loans and SBA/USDA guaranteed loans. We are primarily regulated by the Office of the Comptroller of the Currency and our deposits are insured by the Federal Deposit Insurance Corporation. We undergo periodic examinations by the Office of the Comptroller of the Currency.

We expect to continue to focus on originating one- to four-family residential real estate loans, commercial and multi-family residential real estate loans, commercial and industrial loans, construction and land development loans and consumer loans. We also invest in securities, which have historically consisted primarily of mortgage-backed securities issued by U.S. government sponsored enterprises. In recent years, we have originated single-family owner-occupied loans for sale into the secondary market and for our own portfolio. We intend to continue this activity in the future in order to generate fee income. We offer a variety of deposit accounts, including savings accounts, money market accounts, checking accounts and certificates of deposit.

As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase. Therefore, increases in interest rates may adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations. To help manage interest rate risk, we promote core deposit products and we are continuing to diversify our loan portfolio by adding more commercial-related loans. We seek to continue to increase our core checking accounts during 2021.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total Assets; Cash and Cash Equivalents. Total assets increased $13.7 million, or 3.9%, to $363.6 million at March 31, 2021 from $349.9 million at December 31, 2020. The increase was principally due to an increase in cash and cash equivalents of $22.1 million, partially offset by a decrease in loans of $10.2 million. Cash and cash equivalents increased primarily from the cash received from the payoff of loans and increase in deposits of $13.4 million.

Total Loans. Loans, decreased $10.2 million, or 3.9%, to $257.3 million at March 31, 2021 from $267.5 million at December 31, 2020. During the quarter ended March 31, 2021, commercial and multi-family real estate loans increased $6.9 million, or 7.8%, to $94.8 million from $87.9 million at December 31, 2020 due to new loan originations. However, loan balances in other categories decreased due to the payoff of loans.

Construction and land development loans decreased $1.9 million, or 6.3%, to $28.1 million at March 31, 2021 from $30.0 million at December 31, 2020. Commercial and industrial loans decreased $6.7 million, or 22.7%, of which $5.3 million consisted of PPP loans, to $22.9 million at March 31, 2021 from $29.6 million at December 31, 2020. One- to four-family residential real estate loans held for investment decreased $9.4 million, or 8.9%, from $105.8 million to $96.4 million at March 31, 2021. As a percentage of net loans, residential real estate loans fell from 39.6% of total loans at December 31, 2020 to 37.5% at March 31, 2021.

Investment Securities. Investment securities, all of which are available-for-sale, increased $3.5 million, or 22.2%, to $19.5 million at March 31, 2021 from $15.9 million at December 31, 2020 as a result of investments made in U.S. treasuries.

Bank Owned Life Insurance. At March 31, 2021, our investment in bank owned life insurance was $11.0 million, an increase of $71,000, or 0.65%, from $10.9 million at December 31, 2020. We invest in bank owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. Our investment in bank owned life insurance at March 31, 2021 was 24.5% of our Tier 1 capital plus our allowance for loan losses.

Deposits. Total deposits increased $13.4 million, or 4.6%, to $307.5 million at March 31, 2021 from $294.1 million at December 31, 2020. Non-interest-bearing accounts increased $10.2 million, or 35.6%, to $39.0 million at March 31, 2021, from $28.8 million at December 31, 2020. Interest-bearing accounts increased $4.9 million, or 3.3%, to $151.4 million at March 31, 2021, from $146.5 million at December 31, 2020. Savings accounts increased $2.7 million, or 8.3%, to $35.0 million at March 31, 2021 from $32.3 million at December 31, 2020. Certificates of deposit decreased $4.4 million, or 5.1%, to $82.2 million at March 31, 2021 from $86.6 million at December 31, 2020. The decrease in certificates of deposit resulted primarily from a decrease in offered rates.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $470,000, or 4.9%, to $9.0 million at March 31, 2021. As of March 31, 2021, we had $15.8 million in credit available with the Federal Home Loan Bank of Atlanta. In addition to the Federal Home Loan Bank of Atlanta availability, we have three unsecured federal funds line of credit, in the aggregate amount of $18.3 million. No amount was outstanding on these lines of credit at or during the period ended March 31, 2021.

Stockholders’ Equity. Total equity increased $648,000, or 1.6%, to $40.5 million at March 31, 2021 from $39.9 million at December 31, 2020. The increase resulted primarily from net income of $765,000 during the three months ended March 31, 2021.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020

General. Net income increased $508,000, or 197.2%, to $765,000 for the three months ended March 31, 2021, compared to $257,000 for the three months ended March 31, 2020. The increase in net income resulted from $583,000 and $421,000 increases in net interest income and noninterest income respectively, combined with a $225,000 decrease in the provision for loan losses, partially offset by a $564,000 increase in other operating expenses.

Interest Income. Interest income increased $106,000 or 3.3%, to $3.3 million for the three months ended March 31, 2021 from $3.2 million for the three months ended March 31, 2020. This increase was primarily attributable to an increase in loan interest income. The average balance of loans, including loans held for sale, increased $9.9 million, or 3.9%, to $263.3 million for the three months ended March 31, 2021 from $253.4 million for the three months ended March 31, 2020, and the average yield on loans increased 20 basis points to 4.97% for the three months ended March 31, 2021 from 4.77% for the three months ended March 31, 2020. The average balance of investment securities decreased $6.2 million, or 28.3%, to $15.7 million for the three months ended March 31, 2021 from $21.9 million for the three months ended March 31, 2020, while the average yield on investment securities decreased 105 basis points to 1.47% for the three months ended March 31, 2021 from 2.52% for the three months ended March 31, 2020. The average balance of other interest-earning deposits increased $28.1 million, or 100.7%, to $56.0 million for the three months ended March 31, 2021 from $27.9 million for the three months ended March 31, 2020, partially offset by a decrease in the average yield on other interest-earning deposits of 77 basis points to 0.92% for the three months ended March 31, 2021 from 1.69% for the three months ended March 31, 2020.

Interest Expense. Total interest expense decreased $477,000, or 59.8%, to $321,000 for the three months ended March 31, 2021 from $798,000 for the three months ended March 31, 2020. The decrease was primarily due to lower interest rates offered on all deposit products due to the lower fed funds target rate which declined 150 basis points to 0-0.25%. The average balance of interest-bearing deposits increased $11.8 million, or 4.7%, to $265.3 million for the three months ended March 31, 2021 from $253.5 million for the three months ended March 31, 2020, offset, in part, by the decline in the average cost of interest-bearing deposits of 37 basis points to 0.88% for the three months ended March 31, 2021 from 1.25% for the three months ended March 31, 2020, reflecting the lower market interest rate environment in the first quarter of 2021. The average balance of FHLB advances increased $6.5 million, or 232.1%, to $9.3 million for the three months ended March 31, 2021 from $2.8 million for the three months ended March 31, 2020. The average cost of these advances decreased 130 basis points to 1.14% for the three months ended March 31, 2021 from 2.44% for the three months ended March 31, 2020.

Net Interest Income. Net interest income increased $583,000, or 23.9%, to $3.0 million for the three months ended March 31, 2021 from $2.4 million for the three months ended March 31, 2020. Our average interest-earning assets increased $32.1 million period to period. This increase was due primarily to increases in interest-earning deposits of $28.1 million combined with a $9.8 million increase in the average balance of our loan portfolio. Our interest rate spread increased to 3.57% for the three months ended March 31, 2021 from 3.07% for the three months ended March 31, 2020, and our net interest margin increased to 3.66% for the three months ended March 31, 2021 from 3.24% for the three months ended March 31, 2020. The increase in interest rate spread and net interest margin were primarily the result of the increase in the average balances of our interest-earning assets combined with the significant reduction in our costs of funds, more than offsetting the decreases in the average yield on our interest-earning assets.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended March 31, 2021, compared to a $225,000 provision for the three months ended March 31, 2020. The decrease in the provision for loan losses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 resulted from our analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of TC Federal Bank – Allowance for Loan Losses.” The allowance for loan losses was $4.1 million, or 1.60% of total loans, at March 31, 2021, compared to $4.1 million, or 1.53% of total loans, at December 31, 2020, and $3.4 million, or 1.36% of total loans, at March 31, 2020. Classified (substandard, doubtful and loss) loans decreased to $6.3 million at March 31, 2021 from $6.8 million at December 31, 2020, but remained higher than the $2.3 million of classified loans at March 31, 2020. There were $2.2 million in non-performing loans at March 31, 2021 compared to $2.0 million at December 31, 2020 and $2.3 million at March 31, 2020. Net recoveries for the three months ended March 31, 2021 and 2020 were $2,000 and $127,000, respectively. We had no loans in deferral at December 31, 2020 or March 31, 2021.

Noninterest Income. Non-interest income information is as follows.

	For the three months ended March 31,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Service charges on deposit accounts	$142	$154	$(12)	(7.8%)
Gain on sale of loans	539	87	452	519.5%
Other	75	94	(19)	(20.2)%

Total non-interest income	$756	$335	$421	125.7%

Noninterest income increased $421,000, or 125.7%, to $756,000 for the three months ended March 31, 2021 from $335,000 for the three months ended March 31, 2020. The increase was primarily due to gains on sale of mortgage loans into the secondary market of $539,000 for the three months ended March 31, 2021 from $87,000 for the three months ended March 31, 2020.

Noninterest Expense. Non-interest expenses information is as follows.

	For the three months ended March 31,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$1,710	$1,413	$297	21.0%
Occupancy and equipment	205	176	29	16.5%
Advertising	58	73	(15)	(20.6)%
Audit and examination	119	104	15	14.4%
Checking account related expenses	42	112	(70)	(62.5)%
Consulting and advisory fees	30	15	15	100.0%
Data system conversion costs	1	6	(5)	(83.3)%
Data processing fees	148	91	57	62.6%
Director fees	84	59	25	42.4%
Legal	24	(14)	38	271.4%
Other real estate loss/(gain) on sale and writedowns	—	(6)	6	100.0%
Other	366	204	162	79.4%

Total non-interest expense	$2,787	$2,233	$554	24.8%

Noninterest expense increased $554,000, or 24.8%, to $2.8 million for the three months ended March 31, 2021, from $2.2 million for the three months ended March 31, 2020. The increase was due primarily to a $297,000 increase in salaries and employee benefits as additional lending and business development staff have been retained and variable incentive compensation was paid on the mortgage loan gains recognized on the sale of loans into the secondary market. Legal expense increased $38,000, or 271.4%, to $24,000 for the three months ended March 31, 2021, reflecting lower legal expenses in the prior year period due to a borrower’s reimbursement of the bank for legal expenses that resulted in a credit balance of $14,000 for the period in 2020.

Income Tax Expense. Income tax expense increased $167,000 to $231,000 for the three months ended March 31, 2021 compared to $64,000 for the three months ended March 31, 2020. The increase resulted from the $675,000 increase in income before income taxes. For the three months ended March 31, 2021, income before taxes was $997,000 compared to $321,000 for March 31, 2020.

Average Balances, Interest and Average Yields/Cost

The following tables set forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Average balances have been calculated using monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be. Non-accruing loans have been included in the table as loans carrying a zero yield. Loan fees are included in interest income on loans and are not material. No tax-equivalent yield adjustments have been made, as the effects would be immaterial.

		For the three months ended March 31,
	2021	2021			2020
	Yield/rate At 3-31- 2021	Average Balance Outstanding	Interest Earned/ Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	4.27%	$263,271	$3,225	4.97%	$253,445	$2,984	4.77%
Securities available for sale	1.56%	15,721	57	1.47%	21,902	136	2.52%
Interest-earning deposits	0.31%	55,994	59	0.92%	27,876	116	1.69%
Other interest-earning assets	3.69%	713	7	4.62%	402	6	6.05%

Total interest-earning assets	3.93%	335,699	3,348	4.04%	303,625	3,242	4.33%
Non-interest-earning assets		19,802		—%	16,268	—	—%

Total assets		$355,501	$3,348	3.82%	$319,893	$3,242	4.08%

Interest-bearing liabilities:
Savings and money market accounts	0.18%	$134,197	$68	0.63%	$108,258	$251	0.94%
Interest-bearing checking accounts	0.10%	47,153	10	0,07%	37,382	14	0.15%
Certificate accounts	0.95%	83,940	223	1.53%	107,899	516	1.94%

Total interest-bearing deposits	0.52%	265,290	301	0.88%	253,539	781	1.25%
Borrowings	0.86%	9,347	20	1.14%	2,803	17	2.44%

Total interest-bearing liabilities	0.53%	274,637	321	0.89%	$256,342	$798	1.26%
Non-interest-bearing liabilities		40,489	—	—	23,512	—	—

Total liabilities		315,126	321	0.80%	279,854	798	0.29%
Total equity		40,375	—	—%	40,039	—	—%

Total liabilities and equity		$355,501		%	$319,893		%

Net interest income			$3,027			$2,444

Net earning assets		$61,062			47,283

Net interest rate spread(1)	3.03%			3.57%			3.07%
Net interest margin(2)				3.66%			3.24%
Average interest-earning assets to average interest-bearing liabilities		122.23%			118.45%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and that due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2021 vs. 2020
	Increase/ (decrease) due to		Total increase/
	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$116	$125	$241
Securities available for sale	(38)	(41)	(79)
Interest-earning deposits	117	(174)	(57)
Other interest-earning assets	5	(4)	1

Total interest-earning assets	200	(94)	106

Interest-bearing liabilities:
Savings and money market accounts	60	(243)	(183)
Interest-bearing checking accounts	4	(8)	(4)
Certificate accounts	(115)	(178)	(293)

Total interest-bearing deposits	(51)	(429)	(480)
Borrowings	39	(36)	3

Total interest-bearing liabilities	(12)	(465)	(477)

Change in net interest income	$212	371	$583

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Bank’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three months ended March 31, 2021 in the ability of the Bank to fund its operations.

Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At March 31, 2021, we had $15.8 million in borrowing capacity with the Federal Home Loan Bank of Atlanta, and had $9.0 million outstanding as of March 31, 2021. In addition, we have $18.3 million in unsecured federal funds lines of credit through our correspondent banks and $8.5 million secured borrowing capacity through the Federal Reserve Bank of Atlanta. No amounts were outstanding on these lines of credit at March 31, 2021.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our current strategy to increase core deposits and the continued use of Federal Home Loan Bank of Boston advances as well as brokered certificates of deposit as needed, to fund loan growth.

Capital Requirements

At March 31, 2021, the Bank’s Tier 1 capital as a percentage of the Bank’s total assets was 11.15%, and total qualifying capital as a percentage of risk-weighted assets was 16.9%. As of March 31, 2021, the Bank was classified as “well capitalized” for regularity capital purposes. Note 6 to the Financial Statements describes the regulatory matters applicable to us, including the capital requirements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. Note 5 to the Financial Statements describes the financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers to which we are a party.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3- Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4 – Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

This item is not applicable to smaller reporting companies. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” contained in the Prospectus. Our evaluation of the risk factors applicable to us has not changed materially from those disclosed in the Prospectus. [NTD: risk factors are not required for smaller reporting companies, but we would consider including given the timing of the offering (and the risk that a future investor may not read the prospectus, but rather the 10-Q). We have included the risk factors we propose to include below]

Risks Related to the COVID-19 Pandemic and the Associated Economic Slowdown.

The ongoing global COVID-19 outbreak could harm our business and results of operations, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

In March 2020, the World Health Organization declared the coronavirus to be a pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of COVID-19 on our business and on our customers, and there is no guarantee that our efforts to address the adverse impacts of the coronavirus will be effective. Global health concerns relating to COVID-19 and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The impact to date has included periods of significant volatility in financial, commodities and other markets. This volatility, if it continues, could have an adverse impact on our customers, our borrowers and on our business, financial condition and results of operations. We may also incur additional costs to remedy damages caused by business disruptions.

Additionally, actions by U.S. federal, state and foreign governments to address the pandemic, including travel bans and school, business and entertainment venue closures, may also have a significant adverse effect on the markets in which we conduct our business. The extent of impacts resulting from the coronavirus pandemic and other events beyond our control and will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and actions taken to contain the coronavirus or its impact, among others.

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of nonperforming loans, which could adversely affect our operations, financial condition and earnings.

Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. A deterioration in economic conditions could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•

collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions caused by pandemics, inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Risks Related to Lending Activities.

We originate commercial and multi-family real estate, commercial and industrial, and construction and land development loans, which involve credit risks that could adversely affect our financial condition and results of operations.

At March 31, 2021, commercial real estate loans totaled $79.1 million, or 30.7% of our loan portfolio, commercial and industrial loans totaled $22.9 million, or 9.0% of our loan portfolio, construction and land development loans totaled $28.1 million, or 10.9% of our loan portfolio and multi-family loans totaled $15.7 million, or 6.1% of our loan portfolio. Given their larger balances and the complexity of the underlying collateral, commercial and multi-family real estate, construction and land development loans, and commercial and industrial loans generally have more risk than the one- to four-family residential real estate loans we originate. Because the repayment of commercial real estate and commercial and industrial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Because construction and development loans rely on the demand for lots and housing, the ability of developers to repay loans can be impacted by the economy’s impact on consumers. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. Further, unlike residential mortgage loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may depreciate over time, may be more difficult to appraise and may be more susceptible to fluctuation in value at default. A downturn in the economy may also impact landlords’ ability to retain and find new tenants in non-owner-occupied real estate properties. In addition, the physical condition of non-owner-occupied properties may be below that of owner-occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. As our commercial and multi-family real estate and commercial and industrial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

In originating loans, there is a substantial likelihood that we will experience credit losses. The risk of loss will vary with, among other things, general economic conditions, the type of loan, the creditworthiness of the borrower over the term of the loan, and, in the case of a collateralized loan, the quality of the collateral for the loan. We maintain an allowance for loan losses, which is established through a provision for loan losses that represents management’s best estimate of probable losses within the existing portfolio of loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase the level of our provision for loan losses. In addition, federal regulators periodically review our allowance for loan losses and as a result of such reviews, we may have to adjust our allowance for loan losses or recognize further loan charge-offs. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses, as the process is our responsibility and any adjustment of the allowance is the responsibility of management. Material additions to the allowance would materially decrease our net income.

The Financial Accounting Standards Board (“FASB”) adopted a new credit loss accounting standard applicable to all banks, savings banks, credit unions, and financial holding companies, regardless of size and will be effective for TC Federal Bank for our fiscal year beginning on January 1, 2023. The Current Expected Credit Loss (“CECL”) rules change the current method of providing allowances for loan and lease losses (“ALLL”), which we expect may require us to increase our allowance for loan losses, and to greatly increase the data we would need to collect and review to determine the appropriate level of the ALLL. Under CECL, the allowance for credit loss is an estimate of the expected credit losses on financial assets measured at amortized cost, which is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. CECL requires an allowance to be created upon the origination or acquisition of a financial asset measured at amortized cost. Any increase in our ALLL, or expenses incurred to determine the appropriate level of the ALLL, may have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Business Strategy.

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively. Growing our operations could also cause our expenses to increase faster than our revenues.

Our business strategy includes growth in assets, deposits and the scale of our operations. Achieving such growth will require us to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, competition from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there can be considerable costs involved in opening branches and expanding lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion, if done without proper due diligence and consideration of unexpected outcomes, could be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in the opening of new branches.

We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.

We are dependent upon the services of the members of our senior management team who direct our strategy and operations. Members of our senior management team, or lending personnel who possess expertise in our markets and key business relationships, could be difficult to replace. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets. We currently have a comprehensive succession plan in place for key members of our senior management team.

Risks Related to Interest Rates.

A continuation of the historically low interest rate environment and the possibility that we may access higher-cost funds to support our loan growth and operations may adversely affect our net interest income and profitability.

In recent years the Federal Reserve Board’s policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. Our ability to reduce our interest expense may be limited over time as we reach historically low rate levels, as the consumer may ultimately choose to seek higher-yielding investments elsewhere. Earnings could be adversely affected if the interest rates received on loans and investment securities fall more quickly than the interest rates paid on deposits and borrowings. Simultaneously, at current interest rate levels our interest-earning assets may continue to decrease and our interest expense may increase as we find it necessary to potentially access non-core funding sources or increase deposit rates to fund our operations. A continuation of a low interest rate environment or our increasing our cost of funds may adversely affect our net interest income, and therefore earnings, which would have an adverse effect on our profitability.

Future changes in interest rates could reduce our profits and asset values.

Net income is the amount by which net interest income and non-interest income exceeds non-interest expense, provision for loan losses, and taxes. Net interest income makes up a majority of our income and is based on the difference between:

•	the interest income we earn on interest-earning assets, such as loans and securities; and

•	the interest expense we pay on interest-bearing liabilities, such as deposits and borrowings.

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities. In a period of declining interest rates, the interest income we earn on our assets may decrease more rapidly than the interest we pay on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called, requiring us to reinvest those cash flows at lower interest rates.

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A decline in interest rates results in increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce a financial institution’s net interest margin and create financial risk for financial institutions who originate longer-term, fixed rate mortgage loans.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets and ultimately affect our earnings.

Risks Related to Competitive Markets.

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense and we experience strong competition from many other financial institutions as well as financial technology companies (“fintechs”). In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms and unregulated or less regulated non-banking entities, operating locally and elsewhere. Because technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, we also compete with fintechs seeking to disrupt conventional banking markets. In particular, the activity of fintechs has grown significantly over recent years and is expected to continue to grow. Fintechs have and may continue to offer bank or bank-like products and a number of fintechs have applied for bank or industrial loan charters. In addition, other fintechs have partnered with existing banks to allow them to offer deposit products to their customers. Many of these competitors have substantially greater resources and higher lending limits than we have and offer certain services that we do not or cannot provide. In addition, some of our competitors offer loans with lower interest rates on more attractive terms than loans we offer. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. Our profitability depends upon our continued ability to successfully compete in our market area. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected.

The financial services industry could become even more competitive as a result of new legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.

Our asset size makes it more difficult for us to compete.

Our asset size makes it more difficult to compete with other financial institutions that are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Our ability to diversify economic risks is limited by our own local markets and economies. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. In addition, our smaller customer base may make it difficult to generate meaningful non-interest income from such activities as securities and insurance brokerage. Finally, compared to larger institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

Risks Related to Laws and Regulations.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

TC Federal Bank is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, and TC Bancshares, Inc. will be subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such supervision and regulation governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors and borrowers of TC Federal Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the regulation of banks and savings institutions and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have been given significant discretion in drafting the implementing rules and regulations, many of which are not in final form. As a result, we cannot at this time predict the full extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with the Dodd-Frank Act and its implementing regulations and policies has already resulted in changes to our business and operations, as well as additional costs, and has diverted management’s time from other business activities, all of which have adversely affected our financial condition and results of operations.

Uncertainty exists with regard to regulation of holding companies of covered savings associations.

Effective July 1, 2019, TC Federal Bank qualified as a “covered savings association” and elected to hold such status. On May 24, 2019, the Office of the Comptroller of the Currency issued a final rule and outlined nature and powers of a covered savings association as well as the applicable regulatory structure. Although as a covered savings association we are subject to the same reporting and regulatory requirements as a federal savings bank, neither the Office of the Comptroller of the Currency nor the Federal Reserve Board has adopted regulations on the treatment of covered savings association holding companies. Based on guidance from the Federal Reserve Board, TC Bancshares, Inc. will be the bank holding company of a covered savings association. However, ambiguity remains on the ongoing treatment and regulation of such entities.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios and define what constitutes “capital” for calculating these ratios. The minimum capital requirements are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 to risk-based assets capital ratio of 6%; (3) a total capital ratio of 8%; and (4) a Tier 1 leverage ratio of 4%. The regulations also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt out is exercised. We elected to exercise our one-time option to opt out of the requirement to include certain “available-for-sale” securities holdings for calculating our regulatory capital ratios. The regulations also establish a “capital conservation buffer” of 2.5%, resulting in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, repurchasing its shares, and paying discretionary bonuses, if its capital levels fall below the buffer amount.

The federal banking agencies proposed a rule to establish for institutions with assets of less than $10 billion that meet other specified criteria a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) of 9% that such institutions may elect to utilize in lieu of the generally applicable leverage and risk-based capital requirements under the Basel Committee on Banking Supervision (“Basel III”). A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” The rule was adopted in final form, effective January 1, 2020. The CARES Act lowered the community bank leverage ratio to 8%, with federal regulation making the reduced ratio effective April 23, 2020. Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter.

We have analyzed the effects of these new capital requirements, and we believe that TC Federal Bank meets all of these new requirements, including the full 2.5% capital conservation buffer. Furthermore, TC Federal Bank runs an annual stress test on its loan portfolio to determine its ability to maintain the full capital conservation buffer in the event of heightened loan losses similar or greater than those experienced by banking peers in the Great Recession.

Risks Related to Operational Matters.

We face significant operational risks because the financial services business involves a high volume of transactions and increased reliance on technology, including risk of loss related to cyber-security breaches.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions and to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and concerning our own business, operations, plans and strategies. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards or customer attrition due to potential negative publicity. In addition, we outsource some of our data processing to certain third-party providers. If these third-party providers encounter difficulties, including as a result of cyber-attacks or information security breaches, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected.

In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, customer attrition, the inability of our customers to transact business with us, violations of applicable privacy and other laws, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

The cost of additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements will increase our expenses.

As a result of the completion of this offering, we will become a public reporting company. We expect that the obligations of being a public company, including the substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”) requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the Securities and Exchange Commission. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

Risks Related to Accounting Matters.

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

Changes in management’s estimates and assumptions may have a material impact on our financial statements and our financial condition or operating results.

In preparing periodic reports we will be required to file under the Securities Exchange Act of 1934, including our financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. The Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for loan losses and our determinations with respect to amounts owed for income taxes. The uncertainty surrounding the lasting effects of the COVID-19 pandemic may negatively impact results, and our management team’s assumptions may not account for such effects.

We have a significant amount of net operating losses that we may not be able to utilize.

During the great recession, we generated significant net operating losses and unrealized tax losses (collectively, “NOLs”). As of March 31, 2021, we had an estimated federal NOL carryforward of $7.7 million and an estimated state NOL carryforward of $8.1 million, and recognized a deferred tax asset of $2.0 million related to NOL carryforwards. These NOLs generally may be carried forward for a 20-year period to offset future taxable income and reduce our federal and state income tax liability, respectively. Our federal and state NOL carry-forwards begin to expire in 2031 unless previously utilized.

As a result of our conversion from mutual to stock form of ownership and our contemporaneous stock offering, it is possible that we would incur an “ownership change” under Section 382 of the Internal Revenue Code (“Section 382”). An ownership change will occur if after the conversion, the persons who are considered “owners” of TC Federal Bank before the conversion own less than 50% of our holding company’s stock immediately after the conversion. In addition, an ownership change will occur if, over a rolling three-year period, the percentage of the common stock of TC Bancshares, Inc. owned by shareholders holding 5% or more of our common stock has increased by more than 50% over the lowest percentage of common stock owned by such shareholders during the three-year period. In general, if a company incurs an ownership change under Section 382, the company’s ability to utilize an NOL carryforward to offset its taxable income becomes limited to a certain amount per year. This limitation is computed by multiplying the company’s fair market value immediately before the ownership change by a rate equal to the long-term tax-exempt rate for the month in which the ownership change occurs.

If we are unable to fully utilize the NOL carryforwards to reduce our taxable income prior to their expiration, either because of insufficient taxable income or a limitation imposed under Section 382, we will need to write off any remaining deferred tax asset and will incur additional income tax liability, which would adversely affect our results of operations.

Other Risks related to Our Business.

Legal and regulatory proceedings and related matters could adversely affect us.

We have been and may in the future become involved in legal and regulatory proceedings. We consider most of the proceedings to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

We are subject to environmental liability risk associated with lending activities or properties we own.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties, or with respect to properties that we own in operating our business. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Our policies, which require us to perform appropriate environmental due diligence when originating loans secured by certain types of commercial properties, may not be sufficient to detect all potential environmental hazards, particularly at the point of foreclosure, if necessary. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

Natural disasters, acts of terrorism and other external events could harm our business.

Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a hurricane, pandemic, tornado, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, violence, pandemics or human error could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

We may be required to transition from the use of LIBOR interest rate index in the future.

Certain of our investment securities are currently indexed to LIBOR to calculate the loan interest rate. The continued availability of the LIBOR index is not guaranteed after 2021. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

2.0

Plan of Conversion of TC Federal Bank as Adopted by the Board of Directors of March 5, 2021 (incorporated by reference to Exhibit 2 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-254212)).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in (XBRL): (i) Condensed Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020, (ii) Condensed Statements of Income for the three months ended March 31, 2021 and 2020 (unaudited), (iii) Condensed Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020 (unaudited), (vi) Condensed Statements of Change in Equity for the three months ended March 31, 2021 and 2020 (unaudited), (v) Condensed Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (unaudited), and (vi) the Notes to Financial Statements (unaudited) with detail tagging.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC BANCSHARES, INC.
(Registrant)

Date: June 25, 2021	/s/ Gregory H. Eiford
Gregory H. Eiford
Chief Executive Officer

Date: June 25, 2021	/s/ Linda Palmer

Linda Palmer
Chief Financial Officer