Form 10-Q
period 2021-06-30
TC Bancshares, Inc.
filed 2021-08-13
CIK 1850398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number

333-254212

TC Bancshares, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Georgia	86-2650449
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

131 South Dawson Street, Thomasville, Georgia	31792
(Address of Principal Executive Office)	(Zip Code)
(229)
226-3221
(Issuer’s Telephone Number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	TCBC	The Nasdaq Stock Market LLC
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August

2, 2021, 4,898,350 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

TC BANCSHARES, INC.
Form
10-Q
Quarterly Report

PART I. FINANCIAL INFORMATION

EXPLANATORY NOTE
TC Bancshares, Inc., a Georgia corporation (the “Company”), was formed on March 5, 2021 to serve as the bank holding company for TC Federal Bank (the “Bank”) as part of the Bank’s mutual-to-stock
conversion. As of June 30, 2021, the conversion had not been completed, and, as of that date, the Company had no assets or liabilities and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Bank is included in this Quarterly Report.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TC FEDERAL BANK
CONDENSED BALANCE SHEETS
JUNE 30, 2021 AND DECEMBER 31, 2020

ASSETS
	June 30, 2021	December 31, 2020
	(Unaudited)
Cash and due from banks	$79,323,312	$31,876,399
Federal funds sold	10,000,000	10,000,000

Cash and cash equivalents	89,323,312	41,876,399
Certificates of deposit with other banks	3,451,000	5,652,000
Investment securities available-for-sale	26,219,527	15,916,866
Other investments	496,800	714,000
Mortgage loans held for sale	3,959,701	2,944,962
Loans, net	262,648,077	262,355,967
Premises and equipment, net	3,360,406	3,443,509
Other real estate owned	81,000	81,000
Bank owned life insurance	11,025,135	10,883,428
Accrued interest receivable and other assets	5,646,992	6,059,002

Total Assets	$406,211,950	$349,927,133

LIABILITIES AND EQUITY
Deposits:
Demand	$48,401,702	$28,768,659
Interest-bearing demand	148,344,694	146,479,513
Savings	37,058,765	32,275,374
Certificates of deposit	78,866,008	86,576,281

Total deposits	312,671,169	294,099,827
Federal Home Loan Bank advances	8,575,001	9,515,477
Stock subscriptions	36,999,679	—
Accrued interest payable and other liabilities	6,861,676	6,453,541

Total liabilities	365,107,525	310,068,845

Commitments	—	—
Equity:
Retained earnings	43,308,347	41,973,211
Accumulated other comprehensive loss	(2,203,922)	(2,114,923)

Total equity	41,104,425	39,858,288

Total Liabilities and Equity	$406,211,950	$349,927,133

The accompanying notes are an integral part of these condensed financial statements.

TC FEDERAL BANK
CONDENSED STATEMENTS OF INCOME
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest and Dividend Income:
Interest and fees on loans	$2,986,984	$3,098,786	$6,212,289	$6,083,197
Interest and dividends on taxable investment securities	86,002	79,326	149,546	254,979
Interest on deposits with other banks and federal fund sold	51,823	91,030	110,982	173,348

Total interest and dividend income	3,124,809	3,269,142	6,472,817	6,511,524

Interest Expense:
Interest on deposits	260,775	607,237	562,480	1,388,228
Interest on borrowings	18,811	34,493	38,541	51,452

Total interest expense	279,586	641,730	601,021	1,439,680

Net interest income	2,845,223	2,627,412	5,871,796	5,071,844
Provision for Allowance for Loan Losses	16,347	375,395	16,347	600,395

Net interest income after provision for allowance for loan losses	2,828,876	2,252,017	5,855,449	4,471,449

Other Income:
Service charges on deposits accounts	126,904	106,677	269,148	260,946
Gain on sale of mortgage loans	561,444	245,153	1,101,497	331,956
Bank owned life insurance income	70,485	76,119	141,707	151,973
Other	4,295	10	7,375	18,336

Total other income	763,128	427,959	1,519,727	763,211

Other Expense:
Salaries and employee benefits	1,960,115	1,493,904	3,669,887	2,906,507
Occupancy and equipment	195,386	183,823	399,950	359,764
Other real estate owned, net of operations, loss (gain) on sales and write-downs	800	600	1,200	(5,854)
Data processing conversion costs	—	48,500	503	54,500
Other	696,448	695,874	1,568,098	1,340,969

Total other expense	2,852,749	2,422,701	5,639,638	4,655,886

Income Before Income Taxes	739,255	257,275	1,735,538	578,774
Income Tax Expense	169,052	55,513	400,402	119,666

Net Income	$570,203	$201,762	$1,335,136	$459,108

The accompanying notes are an integral part of these condensed financial statements.

TC FEDERAL BANK
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income	$570,203	$201,762	$1,335,136	$459,108

Other Comprehensive (Loss) Income,
Net of Income Taxes:
Unrealized losses on securities available-for-sale:
Holding losses arising during the period, net of taxes	27,966	466,384	(88,999)	378,563

Total other comprehensive (loss) income	27,966	466,384	(88,999)	378,563

Comprehensive Income	$598,169	$668,146	$1,246,137	$837,671

The accompanying notes are an integral part of these condensed financial statements.

TC FEDERAL BANK
CONDENSED STATEMENTS OF CHANGES IN EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
UNAUDITED

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	$41,665,557	$(1,877,095)	$39,788,462
Net income for the three months ended March 31, 2020 (unaudited)	257,346	—	257,346
Other comprehensive loss, net of tax (unaudited)	—	(87,821)	(87,821)

Balance, March 31, 2020	$41,922,903	$(1,964,916)	$39,957,987

Net income for the three months ended June 30, 2020 (unaudited)	201,762	—	201,762
Other comprehensive income, net of tax (unaudited)	—	466,384	466,384

Balance, June 30, 2020	$42,124,665	$(1,498,532)	$40,626,133

Balance, December 31, 2020	$41,973,211	$(2,114,923)	$39,858,288
Net income for the three months ended March 31, 2021 (unaudited)	764,933	—	764,933
Other comprehensive loss, net of tax (unaudited)	—	(116,965)	(116,965)

Balance, March 31, 2021	$42,738,144	$(2,231,888)	$40,506,256

Net income for the three months ended June 30, 2021 (unaudited)	570,203	—	570,203
Other comprehensive income, net of tax (unaudited)	—	27,966	27,966

Balance, June 30, 2021	$43,308,347	$(2,203,922)	$41,104,425

The accompanying notes are an integral part of these condensed financial statements.

TC FEDERAL BANK
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$1,335,136	$459,108
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, amortization and accretion	215,095	198,519
Provision for allowance for loan losses	16,347	600,395
Gain on sale of other real estate owned	—	(6,986)
Increase in cash surrender value of bank owned life insurance	(141,707)	(151,973)
Gain on mortgage loans sold, net	(1,101,497)	(331,956)
Proceeds from the sale of mortgage loans held for sale	53,531,244	19,739,050
Originations of mortgage loans held for sale	(53,444,486)	(20,899,794)
Change in:
Accrued interest receivable and other assets	447,588	(959,650)
Accrued interest payable and other liabilities	408,135	538,061

Net cash provided by (used in) operating activities	1,265,855	(815,226)

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other banks	2,201,000	1,716,000
Purchases of investment securities available-for -sale	(12,689,845)	—
Proceeds from calls, paydowns and maturities of investment securities available-for-sale	2,229,458	2,868,587
Purchase of other investments	—	(432,400)
Proceeds from sales of other investments	217,200	—
Net change in loans	(308,457)	(27,814,936)
Proceeds from sales of other real estate owned	—	13,500
Proceeds from sales of premises and equipment	—	11,493
Purchases of premises and equipment	(98,843)	(239,753)

Net cash used in investing activities	(8,449,487)	(23,877,509)

Cash Flows from Financing Activities:
Net increase in deposits	18,571,342	6,799,979
Proceeds from Federal Home Loan Bank advances	—	10,000,000
Repayments of Federal Home Loan Bank advances	(940,476)	(369,047)
Proceeds from Stock subscriptions	36,999,679	—

Net cash provided by financing activities	54,630,545	16,430,932

Net Change in Cash and Cash Equivalents	47,446,913	(8,261,803)
Cash and Cash Equivalents, Beginning of Period	41,876,399	24,191,882

Cash and Cash Equivalents, End of Period	$89,323,312	$15,930,079

Supplement Disclosures of Cash Flow Information:
Cash paid during the period for interest	$611,532	$1,455,534

Cash received from tax refund	—	$26,976

Non-Cash Investing and Financing Activities:
Change in unrealized (losses) gains on securities-for-sale, net of tax	$(88,999)	$378,563

The accompanying notes are an integral part of these condensed financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY
Notes to Condensed Financial Statements
(Unaudited)
NOTE 1 – GENERAL; BASIS OF PRESENTATION
Nature of Operations:
TC Federal Bank (“Bank”) was organized in 1934 and chartered in 1937 by the Federal Home Loan Bank Board as a mutual savings and loan association owned 100% by its depositors. Effective January 1, 2018, the Bank amended its corporate name to TC Federal Bank. On July 20, 2021, the Bank converted to a federal stock savings bank and established a stock holding company, TC Bancshares, Inc. (the “Company”), as parent of the Bank. The Bank operates one branch in Thomasville, Georgia, and one in Tallahassee, Florida as well as loan production offices in Tallahassee, Florida and Savannah, Georgia, that provide a variety of services to individuals and corporate customers in their markets. The Bank’s primary deposit products are interest-bearing checking accounts, savings accounts, and certificates of deposit. Its primary lending products consist of single-family residential mortgage loans and commercial and multi-family real estate loans. The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank undergoes periodic examinations by the OCC.
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
of TC Federal Bank as filed with the SEC. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year or any future period.
In 2020, Coronavirus Disease 2019
(COVID-19)
spread into a worldwide pandemic. The pandemic may impact various parts of the Bank’s future operations and financial results, including additional allowance for loan loss provisions. Management believes the Bank is taking appropriate actions to mitigate the negative impact. However, the full impact of
COVID-19
on the allowance for loan losses as of June 30, 2021 cannot be reasonably estimated, as these events are still developing.
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
Recent Accounting Pronouncements:
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments - Credit Losses (Topic 326)
:
Measurement of Credit Losses on Financial Instruments
. This update will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now include forward-looking information in the determination of their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, this update amends the accounting for credit losses on available-for-sale
debt securities and purchased financial assets with credit deterioration. In November 2019, the FASB issued ASU
2019-10,
Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)
. This update clarified the effective date of ASC
2016-13
for nonpublic business entities to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application of ASU
2016-13
will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Bank is currently evaluating the impact that the standard will have on its condensed financial statements.
In August 2017, the FASB issued ASU
No. 2017-12,
Targeted Improvements to Accounting for Hedging Activities
, which amends the hedge accounting recognition and presentation requirements in ASC 815,
Derivatives and Hedging
. The purpose of this ASU is to better portray a company’s risk management activities in its financial statements and simplify the application of hedge accounting guidance. In November 2019, the FASB issued ASU
2019-10,
Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)
. This update clarified the effective date of ASC
2017-12
for nonpublic business entities to fiscal years beginning after December 15, 2020, and interim periods within those fiscal years beginning after December 15, 2021.

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
Emerging Growth Company Status:
The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Company is an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies. An emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. The Company intends to elect to use the extended transition period described above and intends to maintain its emerging growth company status as allowed under the JOBS Act.

NOTE 2 - INVESTMENT SECURITIES
Investment securities
available-for-sale
at June 30, 2021 and December 31, 2020 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Fair Value as % of Total
June 30, 2021-
US treasuries	$5,139,468	$27,641	$—	$5,167,109	20%
Mortgage-backed securities	4,463,085	239,183	—	4,702,268	18%
Collateralized mortgage obligations	15,234,282	125,101	9,241	15,350,142	58%
Corporate obligations	1,000,000	8	—	1,000,008	4%

	$25,836,835	$391,933	$9,241	$26,219,527	100%

December 31, 2020 -
Mortgage-backed securities	$5,943,804	$336,801	$—	$6,280,605	39%
Collateralized mortgage obligations	8,966,213	168,852	—	9,135,065	57%
Corporate obligations	499,580	1,616	—	501,196	3%

	$15,409,597	$507,269	$—	$15,916,866	100%

NOTE 2 - INVESTMENT SECURITIES (Continued)
The following outlines the unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Unrealized loss for less than 12 months:
US treasuries	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—
Collateralized mortgage obligations	3,266,455	9,241	—	—
Corporate obligations	—	—	—	—

Total less than 12 months	3,266,455	9,241	—	—

Unrealized loss for more than 12 months:
Mortgage-backed securities	—	—	—	—
Corporate obligations	—	—	—	—

Total more than 12 months	—	—	—	—

Total	$3,266,455	$9,241	$—	$—

There were no unrealized losses at December 31, 2020. The unrealized losses at June 30, 2021 were on two securities and arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades or the repayment sources of principal and interest are backed by government entities. The Bank does not intend to sell the investments and it is not likely that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

NOTE 2 - INVESTMENT SECURITIES (Continued)
The amortized cost and estimated fair value of investment securities available-for-sale
at June 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Investment securities with maturities -
Within 1 year	$—	$—
1 to 5 years	—	—
5 to 10 years	5,639,468	5,667,117
Over 10 years	500,000	500,000
Mortgage-backed securities and collateralized mortgage obligations	19,697,367	20,052,410

Total	$25,836,835	$26,219,527

The Bank did not sell any investment securities
available-for-sale
for the six months ended June 30, 2021 or 2020. Securities with carrying values of approximately $174,000 and $265,000 at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits as required by law and for other purposes.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES
Major classifications of loans, by purpose code, at June 30, 2021 and December 31, 2020, are summarized as follows:

	06/30/21	Percent	12/31/20	Percent
Real estate loans:
Residential	$98,400,723	36.71%	$105,837,324	59.56%
Home equity	10,682,477	3.98%	8,892,417	3.32%
Multi-family	19,038,908	7.10%	15,140,468	5.66%
Commercial	83,684,368	31.22%	72,717,869	27.18%
Construction and land development	25,291,916	9.43%	29,982,506	11.21%

Total real estate loans	237,098,392		232,570,584
Consumer loans	5,371,782	2.00%	5,372,529	2.01%
Commercial and industrial loans	25,601,773	9.55%	29,599,982	11.06%

Total loans	268,071,947	100.00%	267,543,095	100.00%
Less: Allowance for loan losses	4,119,010		4,085,719
Deferred loan fees	1,304,860		1,101,409

Loans, net	$262,648,077		$262,355,967

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
The Bank was paid a processing fee from the SBA on PPP loan originations ranging from 1% to 5%, based on the size of the loans. For the three and six months ended June 30, 2021, the Bank had recorded approximately $254,000 and $481,000 in
PPP-related
SBA fees, respectively. The Bank is accreting these fees into interest income over the estimated life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. For the three and six months ended June 30, 2021, the Bank had recognized approximately $79,400 and $284,700 in
PPP-related
SBA Fees, respectively. The majority of the remaining unearned fees are expected to be recognized as the PPP loans are forgiven or paid off.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
Allowance for Loan Losses:
An analysis of the change in allowance for loan losses follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$4,087,400	$3,415,590	$4,085,719	$3,064,777

Charge-offs:
Real estate loans:
Residential	—	(2,951)	(11,123)	(2,951)
Home equity	—	—	—	—
Multi-family	—	—	—	—
Commercial	—	—	—	—
Construction and land development	—	—	—	—

Total real estate loans	—	(2,951)	(11,123)	(2,951)
Consumer loans	(5,747)	—	(21,589)	—
Commercial and industrial loans	—	—	—	—

Total charge-offs	(5,747)	(2,951)	(32,712)	(2,951)

Recoveries:
Real estate loans:
Residential	6,138	12,985	12,277	93,058
Home equity	—	—	—	—
Multi-family	—	—	—	—
Commercial	—	—	—	—
Construction and land development	—	1,567	11,345	18,138

Total real estate loans	6,138	14,552	23,622	111,196
Consumer loans	1,242	1,531	5,154	5,450
Commercial and industrial loans	13,630	13,335	20,880	38,585

Total recoveries	21,010	29,418	49,656	155,231

Net recoveries	15,263	26,467	16,944	152,280

Provision for allowance for loan losses	16,347	375,395	16,347	600,395

Ending balance	$4,119,010	$3,817,452	$4,119,010	$3,817,452

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
Allowance for Loan Losses (Continued):
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2021 and December 31, 2020:

	Loans		Allowance for loan losses
	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
June 30, 2021 -
Real estate loans:
Residential	$1,609,045	$96,791,678	$—	$1,512,526
Home equity	—	10,682,477	—	161,904
Multi-family	—	19,038,908	—	391,551
Commercial	1,339,199	82,345,169	—	1,546,842
Construction and development	10,694	25,281,222	—	310,957

Total real estate loans	2,958,938	234,139,454	—	3,923,780
Consumer loans	—	5,371,782	—	1,277
Commercial and industrial loans	—	25,601,773	—	129,547
Unallocated	—	—	—	64,406

Total	$2,958,938	$265,113,009	$—	$4,119,010

December 31, 2020 -
Real estate loans:
Residential	$1,480,633	$104,356,691	$—	$1,444,921
Home equity	675	8,891,742	—	133,985
Multi-family	—	15,140,468	—	311,409
Commercial	1,339,199	71,378,670	—	1,531,037
Construction and development	11,637	29,970,869	—	387,127

Total real estate loans	2,832,144	229,738,440	—	3,808,479
Consumer loans	—	5,372,529	—	1,360
Commercial and industrial loans	—	29,599,982	—	101,497
Unallocated	—	—	—	174,383

Total	$2,832,144	$264,710,951	$—	$4,085,719

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
Impaired Loans:
The following tables present impaired loans by class of loans as of June 30, 2021 and December 31, 2020:

	Recorded Investment	Principal Balance	Related Allowance
June 30, 2021 -
Impaired loans with related allowance:
Real estate loans:
Residential	$—	$—	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	—	—	—

Total real estate loans	—	—	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—

Total	$—	$—	$—

Impaired loans without related allowance:
Real estate loans:
Residential	$1,609,045	$1,609,045	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	1,339,199	1,339,199	—
Construction and land development	10,694	10,694	—

Total real estate loans	2,958,938	2,958,938	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—

Total	$2,958,938	$2,958,938	$—

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
Impaired Loans (Continued):

December 31, 2020 -	Investment	Balance	Allowance
Impaired loans with related allowance:
Real estate loans:
Residential	$—	$—	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	—	—	—

Total real estate loans	—	—	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—

Total	$—	$—	$—

Impaired loans without related allowance:
Real estate loans:
Residential	$1,480,633	$1,480,633	$—
Home equity	675	675	—
Multi-family	—	—	—
Commercial	1,339,199	1,339,199	—
Construction and land development	11,637	11,637	—

Total real estate loans	2,832,144	2,832,144	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—

Total	$2,832,144	$2,832,144	$—

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
Impaired Loans (Continued):
The average net investment in impaired loan
s
 and interest income recognized and received on impaired loans are as follows:

	Three Months Ended June 30,
	2021			2020
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate loans:
Residential	$1,693,820	$—	$22,220	$1,190,419	$6,547	$13,177
Home equity	—	—	—	1,433	41	8
Multi-family	—	—	—	—	—	—
Commercial	1,339,199	—	—	1,620,762	—	—
Construction and land development	5,347	44	229	424,646	—	—

Total real estate loans	3,038,366	44	22,449	3,237,260	6,588	13,185
Consumer loans	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—

Total	$3,038,366	$44	$22,449	$3,237,260	$6,588	$13,185

	Six Months Ended June 30,
	2021			2020
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate loans:
Residential	$1,572,102	$21,765	$46,112	$1,073,359	$39,667	$59,253
Home equity	797	—	—	6,141	41	8
Multi-family	—	—	—	—	—	—
Commercial	1,386,126	—	—	1,245,537	—	—
Construction and land development	88,460	44	229	590,059	—	—

Total real estate loans	3,047,485	21,809	46,341	2,915,096	39,708	59,261
Consumer loans	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—

Total	$3,047,485	$21,809	$46,341	$2,915,096	$39,708	$59,261

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
Past Due and Nonaccrual Loans:
The following tables present the aging of the recorded investment in past due loans and nonaccrual loans as of June 30, 2021 and December 31, 2020, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Non-accrual
June 30, 2021 -
Real estate loans:
Residential	$—	$127,793	$47,458	$175,251	$98,225,472	$98,400,723	$475,085
Home equity	—	—	—	—	10,682,477	10,682,477	—
Multi-family	—	—	—	—	19,038,908	19,038,908	—
Commercial	—	—	1,339,199	1,339,199	82,345,169	83,684,368	1,339,199
Construction and land development	—	—	—	—	25,291,916	25,291,916	—

Total real estate loans	—	127,793	1,386,657	1,514,450	235,583,942	237,098,392	1,814,284
Consumer loans	3,222	—	—	3,222	5,368,560	5,371,782	—
Commercial and industrial loans	—	—	—	—	25,601,773	25,601,773	—

	$3,222	$127,793	$1,386,657	$1,517,672	$266,554,275	$268,071,947	$1,814,284

December 31, 2020 -
Real estate loans:
Residential	$40,583	$84,167	$196,826	$321,576	$105,515,748	$105,837,324	$623,998
Home equity	—	—	—	—	8,892,417	8,892,417	—
Multi-family	—	—	—	—	15,140,468	15,140,468	—
Commercial	—	—	1,339,199	1,339,199	71,378,670	72,717,869	1,339,199
Construction and land development	—	—	—	—	29,982,506	29,982,506	—

Total real estate loans	40,583	84,167	1,536,025	1,660,775	230,909,809	232,570,584	1,963,197
Consumer loans	—	—	—	—	5,372,529	5,372,529	—
Commercial and industrial loans	151,136	—	—	151,136	29,448,846	29,599,982	—

	$191,719	$84,167	$1,536,025	$1,811,911	$265,731,184	$267,543,095	$1,963,197

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
Past Due and Nonaccrual Loans (Continued):
As of June 30, 2021, there were no loans greater than 90 days past due and still accruing. As of December 31, 2020, there was one loan greater than 90 days past due and still accruing totaling approximately $16,000.
Troubled Debt Restructurings:
The Bank did not modify any loans in the six months ended June 30, 2021 and 2020 in a manner that would be considered troubled debt restructurings. There were no specific allowances allocated to troubled debt restructurings as of June 30, 2021 or 2020. The Bank did not commit to lend any additional amounts to customers with outstanding loans that are classified as troubled restructurings. Certain troubled debt restructurings are accruing loans in which interest is earned when payments are made. Management continues to evaluate these accruing troubled debt restructurings for impairment on a quarterly basis. During the six months ended June 30, 2021 and 2020, no restructured loans defaulted subsequent to modification.
COVID-19
Related Loan Modifications:
The Bank implemented a customer payment deferral program to assist borrowers that may be experiencing financial hardship due to
COVID-19
related challenges, whereby short-term deferrals of payments (generally three to six months) have been provided. As of June 30, 2021 and December 31, 2020, all loans that were granted
COVID-19
related payment deferrals had resumed making payments under the terms of the original loan agreements. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted
COVID-19
related financial hardship payment deferrals continued to be reported as current loans throughout the agreed upon deferral period and were not classified as troubled debt restructurings.
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

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
Credit Quality (Continued):
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of June 30, 2021 and December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows
:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2021 -
Real estate loans:
Residential	$96,075,228	$736,296	$1,589,199	$—	$—	$98,400,723
Home equity	10,682,477	—	—	—	—	10,682,477
Multi-family	18,745,760	293,148	—	—	—	19,038,908
Commercial	71,165,288	8,179,881	4,339,199	—	—	83,684,368
Construction and land development	21,276,376	3,937,692	77,848	—	—	25,291,916

Total real estate loans	217,945,129	13,147,017	6,006,246	—	—	237,098,392
Consumer loans	5,371,782	—	—	—	—	5,371,782
Commercial and industrial loans	25,186,537	415,236	—	—	—	25,601,773

	$248,503,448	$13,562,253	$6,006,246	$—	$—	$268,071,947

December 31, 2020-
Real estate loans:
Residential	$102,229,498	$1,243,538	$2,364,288	$—	$—	$105,837,324
Home equity	8,891,742	—	675	—	—	8,892,417
Multi-family	14,831,774	308,694	—	—	—	15,140,468
Commercial	67,305,357	4,073,313	1,339,199	—	—	72,717,869
Construction and land development	25,390,597	2,950,389	1,641,520	—	—	29,982,506

Total real estate loans	218,648,968	8,575,934	5,345,682	—	—	232,570,584
Consumer loans	5,372,529	—	—	—	—	5,372,529
Commercial and industrial loans	27,643,564	466,020	1,490,398	—	—	29,599,982

	$251,665,061	$9,041,954	$6,836,080	$—	$—	$267,543,095

NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
The following advances from the FHLB were outstanding as of June 30, 2021 and December 31, 2020:

June 30, 2021 -
Advance Date	Amount	Rate	Interest Rate	Maturity	Call Feature
January 7, 2008	$158,334	Fixed	4.49%	January 9, 2023	N/A
September 20, 2012	416,667	Fixed	1.80%	September 20, 2022	N/A
April 1, 2020	3,833,333	Fixed	0.66%	April, 1 2025	N/A
April 7, 2020	4,166,667	Fixed	0.79%	April 7, 2027	N/A

	$8,575,001

December 31, 2020 -

Advance Date
January 7, 2008	$208,334	Fixed	4.49%	January 9, 2023	N/A
September 20, 2012	450,000	Fixed	1.80%	September 20, 2022	N/A
April 1, 2020	4,333,333	Fixed	0.66%	April, 1 2025	N/A
April 7, 2020	4,523,810	Fixed	0.79%	April 7, 2027	N/A

	$9,515,477

The FHLB advance maturing
January 9, 2023
requires principal (approximately
$8,300)

and interest payments on a monthly basis. The FHLB advance maturing
September 20, 2022

r
equires principal (approximately
$5,600)

and interest payments on a monthly basis. The FHLB advance maturing

April 1, 2025
 r
equires principal (approximately

$83,000)

and interest payments on a monthly basis. The FHLB advance maturing
April 7, 2027
requires principal (approximately
$59,000)

and interest payments on a monthly basis.
The FHLB advances are collateralized by the Bank’s FHLB stock and a blanket lien on certain of the Bank’s residential and commercial real estate loans with a carrying value of approximately $19,862,000 and $37,248,000 at June 30, 2021 and December 31, 2020, respectively. The Bank had approximately $11,287,000 and $19,200,000 in available borrowing capacity through the FHLB at June 30, 2021 and December 31, 2020, respectively.

NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS (Continued)
Unsecured federal funds lines of credit totaling
$18,300,000 were available to the Bank for overnight borrowing through correspondent banks at June 30, 2021 and December 31, 2020, respectively. The Bank also had approximately $7,246,000 and $9,900,000 in available borrowing capacity through the Federal Reserve Bank of Atlanta at June 30, 2021 and December 31, 2020, respectively. There were no borrowings against either of these facilities at June 30, 2021 or December 31, 2020. The available borrowings with the Federal Reserve Bank are collateralized by a blanket lien on certain of the Bank’s residential and commercial real estate loans with a carrying value of approximately $11,400,000 and $15,000,000 at June 30, 2021 and December 31, 2020, respectively.
NOTE 5 - COMMITMENTS AND CONTINGENCIES
Credit Related Financial Instruments:
The Bank is a party to financial instruments with
off-balance-sheet
risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in th
e
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

	06/30/21	12/31/20
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$26,111,000	$30,288,000

Stand-by letters of credit	$725,000	$725,000

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
The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds real estate and assignments of deposit accounts as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for these commitments at June 30, 2021 and December 31, 2020 varies.

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total common equity Tier 1, total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of June 30, 2021 and December 31, 2020, that the Bank met all capital adequacy requirements to which it is subject.
As of June 30, 2021 and December 31, 2020, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the institution’s category.

NOTE 6 - REGULATORY MATTERS (Continued)
The Bank’s actual capital amounts and ratios, and minimum amounts under current regulatory standards, as of June 30, 2021 and December 31, 2020, are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2021:
Common Equity Tier 1 Capital to Risk-Weighted Assets	$41,331	17.09%	$10,883	4.50%	$15,719	6.50%
Total Capital to Risk- Weighted Assets	$43,308	18.35%	$19,347	8.00%	$24,183	10.00%
Tier 1 Capital to Risk- Weighted Assets	$41,331	17.09%	$14,510	6.00%	$19,347	8.00%
Tier I Capital to Average Assets	$41,331	11.27%	$14,669	4.00%	$18,336	5.00%

December 31, 2020:
Common Equity Tier 1 Capital to Risk-Weighted Assets	$40,090	16.46%	$10,963	4.50%	$15,835	6.50%
Total Capital to Risk- Weighted Assets	$43,148	17.71%	$19,489	8.00%	$24,361	10.00%
Tier 1 Capital to Risk- Weighted Assets	$40,090	16.46%	$14,617	6.00%	$19,489	8.00%
Tier I Capital to Average Assets	$40,090	11.73%	$13,673	4.00%	$17,091	5.00%

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
Assets Recorded at Fair Value on a Recurring Basis.
The table below presents the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, all of which consisted of investment securities available-for-sale:

	Level 1	Level 2	Level 3	Total
June 30, 2021 :
US treasuries	$—	$5,167,109	$—	$5,167,109
Mortgage-backed securities	—	4,702,268	—	4,702,268
Collateralized mortgage obligations	—	15,350,142	—	15,350,142
Corporate obligations	—	1,000,008	—	1,000,008

Investment securities available-for-sale	$—	$26,219,527	$—	$26,219,527

December 31, 2020 :
Mortgage-backed securities	$—	$6,280,605	$—	$6,280,605
Collateralized mortgage obligations	—	9,135,065	—	9,135,065
Corporate obligations	—	501,196	—	501,196

Investment securities available-for-sale	$—	$15,916,866	$—	$15,916,866

NOTE 7 - FAIR VALUE MEASUREMENT (Continued)
Assets Recorded at Fair Value on a Nonrecurring Basis.
The Bank may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
June 30, 2021 :
Other real estate owned	$—	$—	$81,000	$81,000
Impaired loans	—	—	—	—

	$—	$—	$81,000	$81,000

December 31, 2020 :
Other real estate owned	$—	$—	$81,000	$81,000
Impaired loans	—	—	—	—

	$—	$—	$81,000	$81,000

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
Federal Home Loan Bank Advances.
Federal Home Loan Bank advances are carried at cost and the fair value is obtained from the Federal Home Loan Bank of Atlanta.
The carrying amounts and estimated fair values of the Bank’s financial instruments as of June 30, 2021 and December 31, 2020 are as follows:

		Fair Value Measurements at June 30, 2021
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$89,323,312	$89,323,312	$89,323,312	$—	$—
Certificates of deposit with other banks	3,451,000	3,451,000	3,451,000	—	—
Investment securities available-for-sale	26,219,527	26,219,527	—	26,219,527	—
Other investments	496,800	496,800	—	496,800	—
Mortgage loans held for sale	3,959,701	3,959,701	—	3,959,701	—
Loans, net	262,648,077	274,519,000	—	—	274,519,000
Bank owned life insurance	11,025,135	11,025,135	11,025,135	—	—
Financial liabilities:
Deposits	349,670,848	364,816,000	270,804,840	—	94,011,160
FHLB advances	8,575,001	8,606,000	—	—	8,606,000

		Fair Value Measurements at December 31, 2020
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$41,876,399	$41,876,399	$41,876,399	$—	$—
Certificates of deposit with other banks	5,652,000	5,652,000	5,652,000	—	—
Investment securities available-for-sale	15,916,866	15,916,866	—	15,916,866	—
Other investments	714,000	714,000	—	714,000	—
Mortgage loans held for sale	2,944,962	2,944,962	—	2,944,962	—
Loans, net	262,355,967	277,366,000	—	—	277,366,000
Bank owned life insurance	10,883,428	10,883,428		—	—
Financial liabilities:
Deposits	294,099,827	313,033,000	207,523,546	—	105,509,454
FHLB advances	9,515,477	9,631,000	—	—	9,631,000

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
NOTE 8 – CHANGE IN CORPORATE FORM
The Bank converted to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to the Company. The Bank became the wholly owned subsidiary of the Company, and the Company issued and sold shares of its capital stock pursuant to an independent valuation appraisal of the Bank and the Company. The stock was priced at $10.00 per share. In addition, the Bank’s board of directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering. The Conversion was completed on July 20, 2021 and resulted in the issuance of 4,898,350 common shares by the Company, of which 391,868 were issued to the ESOP. The cost of the Conversion and issuing the capital stock totaled $1.3 million and was deducted from the proceeds of the offering.
In accordance with OCC regulations, at the time of the Conversion, the Bank substantially restricted retained earnings by establishing a $42.0 million liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation by the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.
The Conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.
Deferred conversion costs totaled approximately $116,000 at December 31, 2020 and approximately $512,000 at June 30, 2021.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the accompanying unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this quarterly report on Form
10-Q.
Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains certain forward-looking statements, which are included pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and reflect management’s beliefs and expectations based on information currently available. These forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “potential,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

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
Critical Accounting Policies
The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.
As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.
In
2020, COVID-19 spread
into a worldwide pandemic. The pandemic may impact various parts of the bank’s future operations and financial results, including additional allowance for loan loss provisions. Management believes the bank is taking appropriate actions to mitigate the negative impact. However, the full impact of COVID-19 on
the allowance for loan losses as of June 30, 2021 cannot be reasonably estimated, as these events are still developing.
The following represent our significant accounting policies:
Allowance for Loan Losses
. The allowance for loan losses is a reserve for estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the loan portfolio. Actual credit losses, net of recoveries, are deducted from the allowance for loan losses. Loans are charged off when the Asset Quality Committee (which consists of Board and management members) believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance for loan losses. A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in the Asset Quality Committee’s judgment, is adequate to absorb probable losses in the loan portfolio. The Asset Quality Committee’s evaluation process used to determine the appropriateness of the allowance for loan losses is subject to the use of estimates, assumptions, and judgment. The evaluation process involves gathering and interpreting many qualitative and quantitative factors which could affect probable credit losses. Because interpretation and analysis involve judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated loan losses and therefore the appropriateness of the allowance for loan losses could change significantly.
The allocation methodology applied by the Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, an ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans,
existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While the Asset Quality Committee uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. The Asset Quality Committee believes the allowance for loan losses is appropriate at June 30, 2021. The allowance analysis is reviewed by the Asset Quality Committee on a no less than quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies and the Bank’s external auditors, periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of the Bank and any increase or decrease in the allowance is the responsibility of the Asset Quality Committee.
Income Taxes
.
 The assessment of income tax assets and liabilities involves the use of estimates, assumptions, interpretation, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the results of operations and reported earnings.
The Bank files a federal and a state income tax return. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Bank may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense.
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
Starting in March 2020, we realized the impact of the pandemic and economic shut down would have an immediate impact on selected segments of our customers. We did not automatically downgrade borrowers that requested a deferral. However, if the borrower requested a deferral that extended beyond the initial three months granted, we considered downgrades based on the trend in revenues. During the six months ended June 30, 2021, there were no loans downgraded to substandard that had been on deferral, and combined with our other lending activity, these adjustments resulted in $0 provision for the three months ended March 31, 2021 and $16,000 for the three months ended June 30, 2021, compared to a $225,000 provision for loan losses for the three months ended March 31, 2020 and $375,000 provision for loan losses for the three months ended June 30, 2020, for a total of $600,000 for the six months ended June 30, 2020.
In addition, starting in March 2020, we modified the terms of loans with customers impacted by the COVID-19-pandemic to
permit payment deferral. Through the end of December 31, 2020, these deferrals have affected a total of $46.6 million of loans, including $4.0 million of construction loans, $2.8 million of commercial and industrial loans, $7.9 million of owner-occupied commercial real estate loans and $17.9 million of non-owner-occupied
commercial real estate loans. These deferrals are intended to provide customers with temporary relief. At year end, none of the loans with modification were still on modified terms and no loans had been modified during the six months ended June 30, 2021. We believe these actions provided our customers with the best chance to meet their longer-term obligations and for us to work with those who will not be able to meet their obligations or default on their loans.
Starting in April 2020, we worked with our customers to help them understand the Paycheck Protection Program (PPP) of the CARES Act. The PPP generally provides eligible employers with funds to pay payroll costs (including benefits) and interest on mortgages, rent and utilities, and the PPP loan may be forgiven to the extent the loan proceeds are applied to eligible expenditures during a specified measurement period. Funds are provided in the form of loans that will generally be fully forgiven when used for permissible expenditures, subject to certain reductions based on certain decreases in the employer’s full-time equivalent employees or salary and wages during the measurement period. To the extent not forgiven, a PPP loan is intended to be 100% guaranteed by the SBA and will have a term of two years (or five years if the PPP loan is made after June 4, 2020) and carry an interest rate of 1%. Payment of principal, interest and fees on PPP loans is deferred until the amount to be forgiven is finalized, in general. The Bank was paid a processing fee by the SBA on PPP loan originations ranging from 1% to 5% of the amount of the loan, based on the size of the loans. For the three months and six months ended June 30, 2021, the Bank had recorded approximately $254,000 and $481,000 in PPP-related SBA
fees and is accreting these fees into interest income over the estimated life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. For the three months and six months ended June 30, 2021, the Bank has recognized approximately $79,400 and $284,700,respectively, in PPP-related SBA
fees through accretion. The majority of the remaining unearned fees are expected to be recognized as the PPP loans are either forgiven or paid off.
During March 2020, the Federal Reserve reduced the federal funds rate by .50% as an initial response to the COVID-19 pandemic.
Later in March 2020, the Federal Reserve reduced the target range for the federal funds rate to between 0.0% and 0.25%, compared to the previous target of between 1.00% and 1.25%. These rate reductions, combined with the decline of longer-term interest rates, reduced our net interest income to lower levels during 2021, and potentially beyond, compared to what we experienced for the year ended December 31, 2020. In 2020 and 2021, the PPP fee income was recorded as interest income, which will partially offset the decline in interest income due to rate reductions. After the PPP fee income has been fully accreted into income, we would expect lower levels of interest income going forward if market rates of interest remain at low levels.
Overview
We are a federally chartered savings bank headquartered in Thomasville, Georgia that has served the banking needs of our customers since 1934. We conduct our business from our main office in Thomasville, Georgia, a branch office and a residential mortgage center in Tallahassee, Florida and a commercial loan production office in Savannah, Georgia. The Bank provides a variety of services to individual and commercial customers in its market area. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to
four-family residential real estate loans, commercial and multi-family residential real estate loans, commercial and industrial loans, construction and land development loans and consumer loans. At June 30, 2021, we had total assets of $406.2 million, total deposits of $365.1 million and total equity of $41.1 million. During 2019, we elected to be treated as a “covered savings association” which allows us to engage in the same activities as a national bank.
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

Comparison of Financial Condition at June 30, 2021 and December 31, 2020
Total Assets
.
Total assets increased $56.3 million, or 16.1%, to $406.2 million at June 30, 2021 from $349.9 million at December 31, 2020. The increase was principally due to an increase in cash and cash equivalents of $47.4 million and increase in investment securities available for sale of $10.3 million.
Cash and Cash Equivalents.
Cash and cash equivalents increased primarily from cash received from the TC Bancshares, Inc. stock offering, or $37.9 million, which was deposited into an interest bearing checking account at the Bank.
Total Loans.
Loans increased $0.6 million, or 0.2%, to $268.1 million at June 30, 2021 from $267.5 million at December 31, 2020. During the six months ended June 30, 2021, commercial and multi-family real estate loans increased $14.8 million, or 16.8%, to $102.7 million from $87.9 million at December 31, 2020 due to new loan originations. However, loan balances in other categories decreased due to the payoff of loans.
Construction and land development loans decreased $4.7 million, or 15.7%, to $25.6 million at June 30, 2021 from $30.0 million at December 31, 2020. Commercial and industrial loans decreased $4.0 million, or 13.5%, to $25.6 million at June 30, 2021 from $29.6 million at December 31, 2020. It should be noted that $8.8 million of new PPP loans were funded and $14.3 million of 2020 PPP loans were paid off through June 30, 2021.
One-
to four-family residential real estate loans held for investment decreased $7.4 million, or 7.0%, from $105.8 million to $98.4 million at June 30, 2021. As a percentage of net loans, residential real estate loans fell from 39.6% of total loans at December 31, 2020 to 36.7% at June 30, 2021.
Investment Securities.
Investment securities, all of which are
available-for-sale,
increased $10.3 million, or 64.8%, to $26.2 million at June 30, 2021 from $15.9 million at December 31, 2020 as a result of investments made in U.S. treasuries, mortgage-backed securities and other corporate obligations.
Bank Owned Life Insurance.
At June 30, 2021, our investment in bank owned life insurance was $11.0 million, an increase of $71,000, or 0.65%, from $10.9 million at December 31, 2020. We invest in bank owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank owned life insurance also generally provides us noninterest income that is non-taxable.
Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. Our investment in bank owned life insurance at June 30, 2021 was 24.3% of our Tier 1 capital plus our allowance for loan losses.
Deposits.
 Total deposits increased $18.6 million, or 18.9%, to $312.7 million at June 30, 2021 from $294.1 million at December 31, 2020.
Non-interest-bearing
accounts increased $19.6 million, or 68.1%, to $48.4 million at June 30, 2021, from $28.8 million at December 31, 2020. Interest-bearing accounts increased $1.8 million, or 1.2%, to $148.3 million at June 30, 2021, from $146.5 million at December 31, 2020. Savings accounts increased $4.8 million, or 14.9%, to $37.1 million at June 30, 2021 from $32.3 million at December 31, 2020. Certificates of deposit decreased $7.7 million, or 8.9%, to $78.9 million at June 30, 2021 from $86.6 million at December 31, 2020. The decrease in certificates of deposit resulted primarily from a decrease in offered rates.
Federal Home Loan Bank Advances.
Federal Home Loan Bank advances decreased $940,000, or 9.9%, to $8.6 million at June 30, 2021. As of June 30, 2021, we had $11.3 million in credit available with the Federal Home Loan Bank of Atlanta. In addition to the Federal Home Loan Bank of Atlanta availability, we have three unsecured federal funds line of credit, in the aggregate amount of $18.3 million. No amount was outstanding on these lines of credit at or during the period ended June 30, 2021.
Stock Subscriptions.
Stock subscriptions were $37.9 million at June 30, 2021 from $0 million at December 31, 2020. The increase was due to subscription funds received and held on deposit in advance of the closing of the Company’s stock offering.
Stockholders’ Equity.
 Total equity increased $1.2 million, or 3.0%, to $41.1 million at June 30, 2021 from $39.9 million at December 31, 2020. The increase resulted primarily from net income of $1.3 million during the six months ended June 30, 2021.
Comparison of Operating Results for the Three Months Ended June 30, 2021 and 2020
General.
 Net income increased $368,000, or 182.2%, to $570,000 for the three months ended June 30, 2021, compared to $202,000 for the second quarter of 2020. The increase in net income resulted from $218,000 and $335,000 increases in net interest income and noninterest income respectively, combined with a $359,000 decrease in the provision for loan losses, partially offset by a $430,000 increase in other operating expenses.
Interest Income.
 Interest income decreased $144,000 or 4.4%, to $3.1 million for the three months ended June 30, 2021 from $3.3 million for the second quarter 2020. This decrease was primarily attributable to a decrease in interest earned on deposits with other banks and federal funds sold. The average balance of loans, including loans held for sale, increased $10.0 million, or 3.9%, to $264.4 million for the three months ended June 30, 2021 from $274.4 million for the three months ended June 30, 2020, and the average yield on loans did not change, remaining at 4.58% the three months ended June 30, 2021 and for the three months ended June 30, 2020. The average balance of investment securities increased $2.5 million, or 12.0%, to $23.4 million for the three months ended June 30, 2021 from $20.9 million for the three months ended June 30, 2020, while the average yield on investment securities decreased 4 basis points to 1.49% for the three months ended June 30, 2021 from 1.53% for the three months ended June 30, 2020. The average balance of other interest-earning deposits increased $35.3 million, or 142.9%, to $60.0 million for the three months ended June 30, 2021 from $24.7 million for the three months ended June 30, 2020 and the average yield on other interest-earning deposits decreased 109 basis points to 0.31% for the three months ended June 30, 2021 from 1.40% for the three months ended June 30, 2020.

Interest Expense.
 Total interest expense decreased $362,000, or 56.4%, to $280,000 for the second quarter of 2021 from $642,000 for the second quarter of 2020. The decrease was primarily due to lower interest rates offered on all deposit products due to the lower federal funds target range which declined 150 basis points to between 0.0% and 0.25%. The average balance of interest-bearing deposits increased $24.1 million, or 9.7%, to $273.3 million for the three months ended June 30, 2021 from $249.4 million for the three months ended June 30, 2020, offset, in part, by the decline in the average cost of interest-bearing deposits of 60 basis points to 0.39% for the three months ended June 30, 2021 from 0.99% for the three months ended June 30, 2020, reflecting the lower market interest rate environment in the second quarter of 2021. The average balance of FHLB advances decreased $3.5 million, or 28.5%, to $8.8 million for the three months ended June 30, 2021 from $12.3 million for the three months ended June 30, 2020. The average cost of these advances decreased 27 basis points to 0.87% for the three months ended June 30, 2021 from 1.14% for the three months ended June 30, 2020.
Net Interest Income.
 Net interest income increased $218,000, or 8.3%, to $2.8 million for three months ended June 30, 2021 from $2.6 million for the three months ended June 30, 2020. Our average interest-earning assets increased $27.6 million period over period. This increase was due primarily to increases in interest-earning deposits of $35.3 million combined with a $10.0 million decrease in the average balance of our loan portfolio. Our interest rate spread increased to 3.24% for the three months ended June 30, 2021 from 3.14% for the three months ended June 30, 2020, and our net interest margin decreased to 3.27% for the three months ended June 30, 2021 from 3.29% for the three months ended June 30 2020. The decrease in interest rate spread and net interest margin were primarily the result of the increase in the average balances of our interest-earning assets combined with the significant reduction in our costs of funds, more than offsetting the decreases in the average yield on our interest-earning assets.
Provision for Loan Losses.
 We recorded $16,000 in provision for loan losses for the three months ended June 30, 2021, compared to a $375,000 provision for the three months ended June 30, 2020. The decrease in the provision for loan losses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 resulted from our analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of TC Federal Bank – Allowance for Loan Losses.” The allowance for loan losses was $4.1 million, or 1.54% of total loans, at June 30, 2021, compared to $4.1 million, or 1.53% of total loans, at December 31, 2020, and $3.8 million, or 1.38% of total loans, at June 30, 2020. Classified (substandard, doubtful and loss) loans decreased to $6.0 million at June 30, 2021 from $6.8 million at December 31, 2020, but remained higher than the $4.8 million of classified loans at June 30, 2020. There were $1.8 million in nonperforming loans at June 30, 2021 and December 31, 2020 compared to $2.3 million at June 30, 2020. Net recoveries for the three months ended June 30, 2021 and 2020 were $15,000 and $26,000, respectively. We had no loans in deferral at December 31, 2020 or June 30, 2021.
Noninterest Income.
 Non-interest
income information is as follows.

	For the three months ended June 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Service charges on deposit accounts	$127	$107	$20	18.7%
Gain on sale of loans	561	245	316	129.0%
Other	75	76	(1)	(1.3)%

Total non-interest income	$763	$428	$335	78.3%

Noninterest income increased $335,000, or 78.3%, to $763,000 for the three months ended June 30, 2021 from $428,000 for the three months ended June 30, 2020. The increase was primarily due to gains on sale of mortgage loans into the secondary market of $561,000 for the three months ended June 30, 2021 from $245,000 for the three months ended June 30, 2020.

Noninterest Expense.
 Non-interest
expenses information is as follows.

	For the three months ended June 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$1,960	$1,413	$547	38.7%
Occupancy and equipment	195	176	19	10.8%
Advertising	54	73	(19)	(26.0)%
Audit and examination	80	104	(24)	(23.1)%
Checking account related expenses	206	186	20	10.6%
Consulting and advisory fees	26	37	(11)	(29.7)%
Data system conversion costs	—	55	(55)	(100)%
Data processing fees	55	157	(102)	(65.0)%
Director fees	79	60	19	31.7%
Legal	13	19	(6)	(31.6)%
Other real estate loss/(gain) on sale and writedowns	—	—	—	—
Other	185	143	42	29.4%

Total non-interest expense	$2,853	$2,423	$430	17.7%

Noninterest expense increased $430,000, or 17.7%, to $2.9 million for the quarter ended June, 2021, from $2.4 million for the quarter ended June 30, 2020. The increase was due primarily to a $547,000 increase in salaries and employee benefits as additional lending and business development staff have been retained and variable incentive compensation was paid on the mortgage loan gains recognized on the sale of loans into the secondary market.
Income Tax Expense
. Income tax expense increased $113,000 to $169,000 for the quarter ended June 30, 2021 compared to $56,000 for the quarter ended June 30, 2020. The increase resulted from the $482,000 increase in income before income taxes. For the quarter ended June 30, 2021, income before taxes was $739,000 compared to $257,000 for June 30, 2020.

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

		For the quarter ended June 30,
	2021	2021			2020
	Yield/rate At 6-30- 2021	Average Balance Outstanding	Interest Earned/ Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	4.18%	$264,419	$2,987	4.58%	$274,384	$3,099	4.58%
Securities available for sale	1.52%	23,434	86	1.49%	20,948	79	1.53%
Interest-earning deposits	0.25%	59,985	46	0.31%	24,683	85	1.40%
Other interest-earning assets	3.69%	598	6	4.07%	819	6	2.97%

Total interest-earning assets	3.11%	348,436	$3,125	3.64%	303,625	$3,269	4.13%

Non-interest-earning assets		20,225			18,037

Total assets		$368,691			$338,871

Interest-bearing liabilities:
Savings and money market accounts	0.19%	$140,536	$72	0.21%	$110,634	$156	0.57%
Interest-bearing checking accounts	0.07%	52,622	12	0.09%	36,676	7	0.08%
Certificate accounts	0.83%	80,342	177	0.89%	102,129	444	1.76%

Total interest-bearing deposits	0.32%	273,500	261	0.39%	249,439	607	0.99%
Borrowings	0.85%	8,848	19	0.87%	12,304	35	1.14%

Total interest-bearing liabilities	0.29%	282,348	$280	0.40%	$261,743	$642	0.99%

Non-interest-bearing liabilities		45,376			36,720

Total liabilities		327,724			298,463
Total equity		40,967			40,408

Total liabilities and equity		$368,691			$338,871

Net interest income			$2,845			$2,627

Net earning assets		$66,088			$59,091

Net interest rate spread (1)	2.82%			3.24%			3.14%
Net interest margin (2)				3.27%			3.29%
Average interest-earning assets to average interest-bearing liabilities		123.41%			122.58%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Quarter Ended June 30, 2021 vs. 2020
	Increase/ (decrease) due to		Total increase/
	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$(113)	$1	$(112)
Securities available for sale	9	(2)	7
Interest-earning deposits	122	(161)	(39)
Other interest-earning assets	(1)	1	—

Total interest-earning assets	17	(161)	(144)

Interest-bearing liabilities:
Savings and money market accounts	42	(126)	(84)
Interest-bearing checking accounts	3	2	5
Certificate accounts	(95)	(172)	(267)

Total interest-bearing deposits	(50)	(296)	(346)
Borrowings	(10)	(6)	(16)

Total interest-bearing liabilities	(60)	(302)	(362)

Change in net interest income	$77	141	$218

Comparison of Operating Results for the Six Months Ended June 30, 2021 and 2020
General.
 Net income increased $876,000, or 190.8%, to $1,335,000 for the six months ended June 30, 2021, compared to $459,000 for the six months ended June 30, 2020. The increase in net income resulted from $800,000 and $757,000 increases in net interest income and noninterest income, respectively, combined with a $584,000 decrease in the provision for loan losses, partially offset by a $984,000 increase in other operating expenses.
Interest Income.
 Interest income decreased $39,000 or 0.6%, to $6,473,000 for the six months ended June 30, 2021 from $6,512,000 for the six months ended June 30, 2020. This decrease was primarily attributable to a decrease in interest income on securities and interest earning deposits. The average balance of loans, including loans held for sale, remained stable and increased only $0.6 million, to $263.8 million for the six months ended June 30, 2021 from $263.2 million for the six months ended June 30, 2020, and the average yield on loans increased 9 basis points to 4.75% for the six months ended June 30, 2021 from 4.66% for the six months ended June 30, 2020. The average balance of investment securities decreased $1.7 million, or 8.0%, to $19.6 million for the six months ended June 30, 2021 from $21.3 million for the six months ended June 30, 2020, while the average yield on investment securities decreased 100 basis points to 1.41% for the six months ended June 30, 2021 from 2.41% for the six months ended June 30, 2020. The average balance of other interest-earning deposits increased $35.1 million, or 153.3%, to $58.0 million for the six months ended June 30, 2021 from $22.9 million for the six months ended June 30, 2020, partially offset by a decrease in the average yield on other interest-earning deposits of 104 basis points to 0.39% for the six months ended June 30, 2021 from 1.43% for the six months ended June 30, 2020.
Interest Expense.
 Total interest expense decreased $839,000, or 58.3%, to $601,000 for the six months ended June 30, 2021 from $1,440,000 for the six months ended June 30, 2020. The decrease was primarily due to lower interest rates offered on all deposit products due to the lower fed funds target rate which declined 150 basis points to
0-0.25%.
The average balance of interest-bearing deposits increased $19.4 million, or 7.8%, to $269.4 million for the six months ended June 30, 2021 from $250.0 million for the six months ended June 30, 2020, offset, in part, by the decline in the average cost of interest-bearing deposits of 70 basis points to 0.42% for the six months ended June 30, 2021 from 1.12% for the six months ended June 30, 2020, reflecting the lower market interest rate environment in the first six months of 2021. The average balance of FHLB advances increased $1.5 million, or 19.7%, to $9.1 million for the six months ended June 30, 2021 from $7.6 million for the six months ended June 30, 2020. The average cost of these advances decreased 50 basis points to 0.86% for the six months ended June 30, 2021 from 1.36% for the six months ended June 30, 2020.

Net Interest Income.
 Net interest income increased $800,000, or 15.7%, to $5.9 million for the six months ended June 30, 2021 from $5.1 million for the six months ended June 30, 2020. Our average interest-earning assets increased $34.0 million period to period. This increase was due primarily to an increase in interest-earning deposits of $35.1 million combined with a $1.7 million decrease in the average balance of our investment securities portfolio. Our interest rate spread increased to 3.38% for the six months ended June 30, 2021 from 3.13% for the six months ended June 30, 2020 and our net interest margin increased to 3.46% for the six months ended June 30, 2021 from 3.32% for the six months ended June 30, 2020. The increase in interest rate spread and increase in net interest margin were primarily the result of the increase in the average balances of our interest-earning assets combined with the significant reduction in our costs of funds, more than offsetting the decreases in the average yield on our interest-earning assets.
Provision for Loan Losses.
 We recorded $16,000 in provision for loan losses for the six months ended June 30, 2021, compared to a $600,000 provision for the six months ended June 30, 2020. The decrease in the provision for loan losses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 resulted from our analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of TC Federal Bank – Allowance for Loan Losses.”
Noninterest Income.
 Non-interest
income information is as follows.

	For the six months ended June 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Service charges on deposit accounts	$269	$261	$8	3.1%
Gain on sale of loans	1,101	332	769	231.6%
Other	150	170	(20)	(11.8)%

Total non-interest income	$1,520	$763	$757	99.2%

Noninterest income increased $757,000, or 99.2%, to $1,520,000 for the six months ended June 30, 2021 from $763,000 for the six months ended June 30, 2020. The increase was primarily due to a $769,000 increase in gain on sale of mortgage loans into the secondary market of $1,101,000 for the six months ended June 30, 2021 from $332,000 for the six months ended June 30, 2020.

Noninterest Expense.
 Non-interest
expenses information is as follows.

	For the six months ended June 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,670	$2,907	$763	26.2%
Occupancy and equipment	400	360	40	11.1%
Advertising	112	118	(6)	(5.1)%
Audit and examination	199	220	(21)	(9.5)%
Checking account related expenses	248	299	(51)	(17.1)%
Consulting and advisory fees	56	27	29	107.4%
Data system conversion costs	1	55	(54)	(98.2)%
Data processing fees	204	188	16	8.5%
Director fees	163	120	43	35.8%
Legal	37	5	32	640.0%
Other real estate loss/(gain) on sale and writedowns	1	(6)	7	116.6%
Other	549	363	186	51.2%

Total non-interest expense	$5,640	$4,656	$984	21.1%

Noninterest expense increased $984,000, or 21.1%, to $5.6 million for the six months ended June 30, 2021, from $4.7 million for the six months ended June 30, 2020. The increase was due primarily to a $763,000 increase in salaries and employee benefits as additional lending and business development staff have been retained and variable incentive compensation was paid on the mortgage loan gains recognized on the sale of loans into the secondary market. Legal expense increased $32,000, or 640.0%, to $37,000 for the six months ended June 30, 2021, compared to $5,000 for the six months ended June 30, 2020, which reflected a customer’s reimbursement of legal expenses incurred prior to 2020.
Income Tax Expense
. Income tax expense increased $280,000 to $400,000 for the six months ended June 30, 2021 compared to $120,000 for the six months ended June 30, 2020. The increase resulted from the $1,157,000 increase in income before income taxes. For the six months ended June 30, 2021, income before taxes was $1,736,000 compared to $579,000 for June 30, 2020.

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

		For the six months ended June 30,
	2021	2021			2020
	Yield/rate At 6-30- 2021	Average Balance Outstanding	Interest Earned/ Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	4.18%	$263,848	$6,212	4.97%	$263,205	$6,083	4.66%
Securities available for sale	1.52%	19,599	137	1.47%	21,322	255	2.41%
Interest-earning deposits	0.25%	58,001	111	0.92%	22,881	162	1.43%
Other interest-earning assets	3.69%	655	13	4.62%	713	12	3.39%

Total interest-earning assets	3.11%	342,103	$6,473	4.04%	308,121	$6,512	4.26%

Non-interest-earning assets		20,029			21,261

Total assets		$362,132			$329,382

Interest-bearing liabilities:
Savings and money market accounts	0.19%	$137,383	$140	0.21%	$109,446	$407	0.75%
Interest-bearing checking accounts	0.07%	49,903	22	0,09%	35,548	21	0.12%
Certificate accounts	0.83%	82,131	400	0.98%	105,014	961	1.85%

Total interest-bearing deposits	0.32%	269,417	562	0.42%	250,008	1,389	1.12%
Borrowings	0.85%	9,096	39	0.86%	7,554	51	1.36%

Total interest-bearing liabilities	0.29%	278,513	$601	0.44%	$257,562	$1,440	1.13%

Non-interest-bearing liabilities		43,244			31,599

Total liabilities		321,757			289,160
Total equity		40,375			40,222

Total liabilities and equity		$362,132			$329,382

Net interest income			$5,872			$5,072

Net earning assets		$63,590			$47,283

Net interest rate spread (1)	2.82%			3.38%			3.13%
Net interest margin (2)				3.46%			3.32%
Average interest-earning assets to average interest-bearing liabilities		122.83%			119.63%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30, 2021 vs. 2020
	Increase/ (decrease) due to		Total increase/
	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$15	$114	$129
Securities available for sale	(21)	(97)	(118)
Interest-earning deposits	249	(300)	(51)
Other interest-earning assets	(1)	2	1

Total interest-earning assets	242	(281)	(39)

Interest-bearing liabilities:
Savings and money market accounts	104	(371)	(267)
Interest-bearing checking accounts	8	(7)	1
Certificate accounts	(209)	(352)	(561)

Total interest-bearing deposits	(97)	(730)	(827)
Borrowings	10	(22)	(12)

Total interest-bearing liabilities	(87)	(752)	(389)

Change in net interest income	$329	$471	$800

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Bank’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the six months ended June 30, 2021 in the ability of the Bank to fund its operations.
Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At June 30, 2021, we had $11.3 million in borrowing capacity with the Federal Home Loan Bank of Atlanta, and had $8.6 million outstanding as of June 30, 2021. In addition, we have $18.3 million in unsecured federal funds lines of credit through our correspondent banks and $7.2 million secured borrowing capacity through the Federal Reserve Bank of Atlanta. No amounts were outstanding on these lines of credit at June 30, 2021.
We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our current strategy to increase core deposits and the continued use of Federal Home Loan Bank of Atlanta advances as well as brokered certificates of deposit as needed, to fund loan growth.

Capital Requirements
At June 30, 2021, the Bank’s Tier 1 capital as a percentage of the Bank’s total assets was 10.17%, and total qualifying capital as a percentage of risk-weighted assets was 18.4%. As of June 30, 2021, the Bank was classified as “well capitalized” for regularity capital purposes. Note 6 to the Financial Statements describes the regulatory matters applicable to us, including the capital requirements.
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
There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
At June 30, 2021, commercial real estate loans totaled $83.7 million, or 31.2% of our loan portfolio, commercial and industrial loans totaled $25.6 million, or 9.5% of our loan portfolio, construction and land development loans totaled $25.3 million, or 9.4% of our loan portfolio and multi-family loans totaled $19.0 million, or 7.1% of our loan portfolio. Given their larger balances and the complexity of the underlying collateral, commercial and multi-family real estate, construction and land development loans, and commercial and industrial loans generally have more risk than the one-
to four-family residential real estate loans we originate. Because the repayment of commercial real estate and commercial and industrial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Because construction and development loans rely on the demand for lots and housing, the ability of developers to repay loans can be impacted by the economy’s impact on consumers. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. Further, unlike residential mortgage loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may depreciate over time, may be more difficult to appraise and may be more susceptible to fluctuation in value at default. A downturn in the economy may also impact landlords’ ability to retain and find new tenants in non-owner-occupied
real estate properties. In addition, the physical condition of non-owner-occupied
properties may be below that of owner-occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. As our commercial and multi-family real estate and commercial and industrial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.
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
TC Federal Bank is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, and TC Bancshares, Inc. is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such supervision and regulation governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors and borrowers of TC Federal Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

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
Effective July 1, 2019, TC Federal Bank qualified as a “covered savings association” and elected to hold such status. On May 24, 2019, the Office of the Comptroller of the Currency issued a final rule and outlined nature and powers of a covered savings association as well as the applicable regulatory structure. Although as a covered savings association we are subject to the same reporting and regulatory requirements as a federal savings bank, neither the Office of the Comptroller of the Currency nor the Federal Reserve Board has adopted regulations on the treatment of covered savings association holding companies. Based on guidance from the Federal Reserve Board, TC Bancshares, Inc. is the bank holding company of a covered savings association. However, ambiguity remains on the ongoing treatment and regulation of such entities.
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
During the great recession, we generated significant net operating losses and unrealized tax losses (collectively, “NOLs”). As of June 30, 2021, we had an estimated federal NOL carryforward of $7.7 million and an estimated state NOL carryforward of $8.1 million, and recognized a deferred tax asset of $2.0 million related to NOL carryforward. These NOLs generally may be carried forward for a
20-year
period to offset future taxable income and reduce our federal and state income tax liability, respectively. Our federal and state NOL carry-forwards begin to expire in 2031 unless previously utilized.
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
The Company completed its initial public offering in connection with the mutual-to-stock
conversion of the Bank on July 20, 2021. The Company sold a total of 4,898,350 shares of common stock, inclusive of shares sold to its employee stock ownership plan, at $10.00 per share in the subscription offering, pursuant to a Registration Statement on Form
S-1
(SEC File
No. 333-254212),
which was declared effective by the SEC on May 14, 2021. The offering resulted in gross proceeds of approximately $49.0 million. The net proceeds of the offering were approximately $47.7 million. The Company contributed approximately $23.9 million of the net proceeds of the offering to the Bank, $3.9 million of the net proceeds were used to fund the loan to the employee stock ownership plan and approximately $19.9 million of the net proceeds were retained by the Company. Performance Trust Capital Partners, LLC, acted as selling agent in the subscription offering.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Exhibit No.

2.0
Plan of Conversion of TC Federal Bank as Adopted by the Board of Directors of March 5, 2021 (incorporated by reference to Exhibit 2 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-254212)).

3.1	Articles of Incorporation of TC Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-254212)).

3.2	Amended and Restated Bylaws of TC Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K (Commission File No. 333-254212) filed June 22, 2021.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Company’s Quarterly Report on Form
10-Q
for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020, (ii) Condensed Statements of Income for the three and six months ended June 30, 2021 and 2020 (unaudited), (iii) Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020 (unaudited), (vi) Condensed Statements of Change in Equity for the three and six months ended June 30, 2021 and 2020 (unaudited), (v) Condensed Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited), and (vi) the Notes to Financial Statements (unaudited) with detail tagging.

104	The cover page from TC Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC BANCSHARES, INC. (Registrant)

Date: August 13, 2021	/s/ Gregory H. Eiford
Gregory H. Eiford
Chief Executive Officer

Date: August 13, 2021	/s/ Linda Palmer
Linda Palmer
Chief Financial Officer