Form 10-Q
period 2021-09-30
TC Bancshares, Inc.
filed 2021-11-10
CIK 1850398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, 4,898,350 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

TC BANCSHARES, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

September 30, 2021 and December 31, 2020

ASSETS
	September 30, 2021	December 31, 2020
	(Unaudited)
Cash and due from banks	$38,242,675	$31,876,399
Federal funds sold	10,000,000	10,000,000
Cash and cash equivalents	48,242,675	41,876,399
Certificates of deposit with other banks	3,451,000	5,652,000
Investment securities available-for-sale	43,279,593	15,916,866
Other investments	190,700	714,000
Mortgage loans held for sale	4,194,237	2,944,962
Loans, net	265,966,065	262,355,967
Premises and equipment, net	3,294,791	3,443,509
Other real estate owned	1,378,200	81,000
Bank owned life insurance	11,095,745	10,883,428
Accrued interest receivable and other assets	5,605,976	6,059,002
Total Assets	$386,698,982	$349,927,133

LIABILITIES AND EQUITY
Deposits:
Demand	$34,650,851	$28,768,659
Interest-bearing demand	148,298,769	146,479,513
Savings	34,739,725	32,275,374
Certificates of deposit	76,618,108	86,576,281
Total deposits	294,307,453	294,099,827
Federal Home Loan Bank advances	—	9,515,477
Accrued interest payable and other liabilities	7,237,445	6,453,541
Total liabilities	301,544,898	310,068,845
Commitments	—	—
Equity:
Common stock, $.01 par value, 20,000,000 and -0- shares authorized as of September, 30, 2021 and December 31, 2020, respectively; 4,898,350 and -0- shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	48,984	—
Additional paid in capital	47,411,073	—
Retained earnings	43,906,191	41,973,211
Accumulated other comprehensive loss	(2,293,484)	(2,114,923)
Unearned ESOP shares 391,868 and -0- shares unallocated at September 30, 2021 and December 31, 2020, respectively	(3,918,680)	—
Total equity	85,154,084	39,858,288
Total Liabilities and Equity	$386,698,982	$349,927,133

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and Dividend Income:
Interest and fees on loans	$3,210,252	$3,162,034	$9,422,541	$9,245,231
Interest and dividends on taxable investment securities	116,441	86,973	265,987	341,952
Interest on deposits with other banks and federal fund sold	46,639	61,305	157,621	234,653
Total interest and dividend income	3,373,332	3,310,312	9,846,149	9,821,836
Interest Expense:
Interest on deposits	231,728	494,979	794,208	1,883,207
Interest on borrowings	1,383	33,818	39,924	85,270
Total interest expense	233,111	528,797	834,132	1,968,477
Net interest income	3,140,221	2,781,515	9,012,017	7,853,359
Provision for Allowance for Loan Losses	106,836	179,363	123,183	779,758
Net interest income after provision for allowance for loan losses	3,033,385	2,602,152	8,888,834	7,073,601
Other Income:
Service charges on deposits accounts	151,853	108,445	421,001	369,391
Gain on sale of mortgage loans	537,115	412,367	1,638,612	744,323
Bank owned life insurance income	70,610	74,363	212,317	226,336
Other	17,232	50	24,607	18,386
Total other income	776,810	595,225	2,296,537	1,358,436
Other Expense:
Salaries and employee benefits	1,892,823	1,814,460	5,562,710	4,720,967
Occupancy and equipment	216,816	188,731	616,766	548,495
Other real estate owned, net of operations, loss (gain) on sales and write-downs	2,449	4,817	3,649	(1,037)
Data processing conversion costs	—	67,225	503	121,725
Other	916,808	690,231	2,484,906	2,031,200
Total other expense	3,028,896	2,765,464	8,668,534	7,421,350
Income Before Income Taxes	781,299	431,913	2,516,837	1,010,687
Income Tax Expense	183,455	98,121	583,857	217,787
Net Income	$597,844	$333,792	$1,932,980	$792,900

Earnings per share:
Basic	$0.12	N/A	$0.12	N/A
Diluted	$0.12	N/A	$0.12	N/A

Weighted Average Shares Outstanding:
Basic	3,844,941	N/A	3,844,941	N/A
Diluted	3,844,941	N/A	3,844,941	N/A

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income	$597,844	$333,792	$1,932,980	$792,900
Other Comprehensive (Loss) Income,
Net of Income Taxes:
Unrealized (losses) gains on securities available-for-sale:
Holding (losses) gains arising during the period, net of taxes of ($33,126), ($10,853), ($68,704), and $129,163, respectively	(89,562)	(38,250)	(178,561)	340,313
Total other comprehensive (loss) income	(89,562)	(38,250)	(178,561)	340,313
Comprehensive Income	$508,282	$295,542	$1,754,419	$1,133,213

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

three and nine months ended September 30, 2021 and 2020

UNAUDITED

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned - ESOP Shares	Total
Balance, December 31, 2019	$—	$—	$41,665,557	$(1,877,095)	$—	$39,788,462
Net income for the three months ended March 31, 2020 (unaudited)	—	—	257,346	—	—	257,346
Other comprehensive loss, net of tax (unaudited)	—	—	—	(87,821)	—	(87,821)
Balance, March 31, 2020	$—	$—	$41,922,903	$(1,964,916)	$—	$39,957,987
Net income for the three months ended June 30, 2020 (unaudited)	—	—	201,762	—	—	201,762
Other comprehensive income, net of tax (unaudited)	—	—	—	466,384	—	466,384
Balance, June 30, 2020	$—	$—	$42,124,665	$(1,498,532)	$—	$40,626,133
Net income for the three months ended September 30, 2020 (unaudited)	—	—	333,792	—	—	333,792
Other comprehensive loss, net of tax (unaudited)	—	—	—	(38,250)	—	(38,250)
Balance, September 30, 2020	$—	$—	$42,458,457	$(1,536,782)	$—	$40,921,675

Balance, December 31, 2020	$—	$—	$41,973,211	$(2,114,923)	$—	$39,858,288
Net income for the three months ended March 31, 2021 (unaudited)	—	—	764,933	—	—	764,933
Other comprehensive loss, net of tax (unaudited)	—	—	—	(116,965)	—	(116,965)
Balance, March 31, 2021	$—	$—	$42,738,144	$(2,231,888)	$—	$40,506,256
Net income for the three months ended June 30, 2021 (unaudited)	—	—	570,203	—	—	570,203
Other comprehensive income, net of tax (unaudited)	—	—	—	27,966	—	27,966
Balance, June 30, 2021	$—	$—	$43,308,347	$(2,203,922)	$—	$41,104,425
Net income for the three months ended September 30, 2021 (unaudited)	—	—	597,844	—	—	597,844
Other comprehensive loss, net of tax (unaudited)	—	—	—	(89,562)	—	(89,562)
Proceeds from issuance of common stock, net of offering expenses	48,984	47,411,073	—	—	—	47,460,057
Purchases of shares of common stock by the ESOP	—	—	—	—	(3,918,680)	(3,918,680)
Balance, September 30, 2021	$48,984	$47,411,073	$43,906,191	$(2,293,484)	$(3,918,680)	$85,154,084

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$1,932,980	$792,900
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, amortization and accretion	330,112	301,291
Provision for allowance for loan losses	123,183	779,758
Gain on sale of other real estate owned	—	(6,986)
Increase in cash surrender value of bank owned life insurance	(212,317)	(226,336)
Gain on mortgage loans sold, net	(1,638,612)	(744,323)
Proceeds from the sale of mortgage loans held for sale	78,856,454	41,822,734
Originations of mortgage loans held for sale	(78,467,117)	(45,348,898)
Change in:
Accrued interest receivable and other assets	521,730	(1,237,334)
Accrued interest payable and other liabilities	783,904	238,307
Net cash provided by (used in) operating activities	2,230,317	(3,628,887)
Cash Flows from Investing Activities
Net change in interest-bearing deposits in other banks	2,201,000	2,694,000
Purchases of investment securities available-for -sale	(30,688,457)	—
Proceeds from calls, paydowns and maturities of investment securities available-for-sale	3,022,800	4,065,144
Purchase of other investments	—	(432,400)
Proceeds from sales of other investments	523,300	118,600
Net change in loans	(5,030,481)	(26,676,610)
Proceeds from sales of other real estate owned	—	13,500
Proceeds from sales of premises and equipment	—	11,493
Purchases of premises and equipment	(125,729)	(347,710)
Net cash used in investing activities	(30,097,567)	(20,553,983)
Cash Flows from Financing Activities:
Net increase in deposits	207,626	8,882,732
Proceeds from Federal Home Loan Bank advances	—	10,000,000
Repayments of Federal Home Loan Bank advances	(9,515,477)	(2,839,285)
Proceeds from sale of common stock	48,983,500
Stock offering expenses	(1,523,443)	—
Common stock purchased by ESOP	(3,918,680)	—
Net cash provided by financing activities	34,233,526	16,043,447
Net Change in Cash and Cash Equivalents	6,366,276	(8,139,423)
Cash and Cash Equivalents, Beginning of Period	41,876,399	24,191,882
Cash and Cash Equivalents, End of Period	$48,242,675	$16,052,459
Supplement Disclosures of Cash Flow Information:
Cash paid during the period for interest	$844,628	$1,993,408
Cash received from tax refund	—	$26,976
Non-Cash Investing and Financing Activities:
Transfer of loans to other real estate owned	$1,297,200	$—
Change in unrealized (losses) gains on securities-for-sale, net of tax	$(178,561)	$340,313

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – GENERAL; BASIS OF PRESENTATION

Nature of Operations:

TC Federal Bank (“Bank”) was organized in 1934 and chartered in 1937 by the Federal Home Loan Bank Board as a mutual savings and loan association owned 100% by its depositors. Effective January 1, 2018, the Bank amended its corporate name to TC Federal Bank. On July 20, 2021, the Bank converted to a federal stock savings bank and established a stock holding company, TC Bancshares, Inc. (the “Company”), as parent of the Bank. The Bank operates one branch in Thomasville, Georgia, and one in Tallahassee, Florida as well as loan production offices in Tallahassee, Florida and Savannah, Georgia, that provide a variety of services to individuals and corporate customers in their markets. The Bank’s primary deposit products are interest-bearing checking accounts, savings accounts, and certificates of deposit. Its primary lending products consist of single-family residential mortgage loans and commercial and multi-family real estate loans. The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank undergoes periodic examinations by the OCC. The Company is subject to the supervision, examination, and reporting requirments of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve").

Basis of Presentation:

The accounting and financial reporting policies of the Company and the Bank conform, in all material respects to accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. The condensed financial statements in the quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management reflect all necessary adjustments for a fair presentation of the Company's consolidated financial position and consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our financial statements, and notes thereto, for the year ended December 31, 2020 included in the Form S-1 of TC Federal Bank as filed with the SEC. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or any future period.

In 2020, Coronavirus Disease 2019 ("COVID-19") spread into a worldwide pandemic. The pandemic may impact various parts of the Company's future operations and financial results, including additional allowance for loan loss provisions. Management believes the Company is taking appropriate actions to mitigate the negative impact. However, the full impact of COVID-19 on the allowance for loan losses as of September 30, 2021 cannot be reasonably estimated, as these events are still developing.

Earnings per Share:

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental commons shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

For the three and nine months ended September 30, 2021, earnings per share is calculated for the period that the Company's shares of common stock were outstanding (July 20, 2021 through September 30, 2021). The net earnings for this period was approximately $452,000 and the weighted average shares outstanding were 3,844,941.

Summary of Significant Accounting Policies:

The accounting and reporting policies of the Company and the Bank conform to GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in the Bank’s financial statements for the year ended December 31, 2020 included in the Bank’s Form S-1.

Employee Stock Ownership Plan:

The Company sponsors an employee stock ownership loan ("ESOP") that covers all employees who meet certain service requirements. The Company will make annual contributions to the ESOP in amounts as defined by the plan document. These contributions are used to pay debt service and purchase additional shares. Certain ESOP shares are pledged as collateral for debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proprtion of debt service paid in the year.

In connection with the Company's initial public stock offering, the ESOP borrowed $3.9 million payable to the Company for the purpose of purchasing shares of the Company's common stock. A total of 391,868 shares were purchased with the loan proceeds. Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of stockholders' equity.

Recent Accounting Pronouncements:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now include forward-looking information in the determination of their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, this update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This update clarified the effective date of ASC 2016-13 for nonpublic business entities to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application of ASU 2016-13 will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated condensed financial statements.

In August 2018, the FASB issued ASU 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this ASU did not have a significant impact on the Company's consolidated condensed financial statements.

In August 2018, the FASB issued ASU 2018-14 – Compensation – Retirement Benefits – Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. This ASU is effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities. Management does not expect the adoption of this ASU to have a significant impact on the Company's consolidated condensed financial statements.

In December 2019, the FASB issued ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. Management does not expect the adoption of this ASU to have a significant impact on the Company's consolidated condensed financial statements.

In May 2021, the FASB issued ASU 2021-04- Earning per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). This ASU provides clarity and reduction in diversity in an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The amendments in this ASU affect all entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Topic 260, Earnings per Share. The amendments do not apply to modifications or exchanges of financial instruments that are within the scope of another Topic. The amendments do not affect a holder's accounting for freestanding call options. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Management does not expect the adoption of this ASU to have a significant impact on the Company's consolidated condensed financial statements.

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

NOTE 2 - INVESTMENT SECURITIES

Investment securities available-for-sale at September 30, 2021 and December 31, 2020 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Fair Value as % of Total
September 30, 2021-
US treasuries	$5,134,372	$61,878	$—	$5,196,250	12%
Mortgage-backed securities	9,102,115	230,179	3,795	9,328,499	22%
Collateralized mortgage obligations	19,661,896	119,544	104,885	19,676,555	45%
Municipal bonds	6,746,206	511	38,445	6,708,272	15%
Corporate obligations	2,375,000	780	5,763	2,370,017	5%
	$43,019,589	$412,892	$152,888	$43,279,593	100%

December 31, 2020-
Mortgage-backed securities	$5,943,804	$336,801	$—	$6,280,605	39%
Collateralized mortgage obligations	8,966,213	168,852	—	9,135,065	57%
Corporate obligations	499,580	1,616	—	501,196	3%
	$15,409,597	$507,269	$—	$15,916,866	100%

The following outlines the unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Unrealized loss for less than 12 months:
US treasuries	$—	$—	$—	$—
Mortgage-backed securities	1,654,950	3,795	—	—
Collateralized mortgage obligations	11,287,602	104,885	—	—
Municipal bonds	4,563,663	38,445
Corporate obligations	1,369,237	5,763	—	—
Total less than 12 months	$18,875,452	$152,888	$—	$—

There were no unrealized losses at December 31, 2020 and no unrealized losses for greater than 12 months as of September 30, 2021. The unrealized losses at September 30, 2021 were on 15 securities and arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades or the repayment sources of principal and interest are backed by government entities. The Bank does not intend to sell the investments and it is not likely that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

The amortized cost and estimated fair value of investment securities available-for-sale at September 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Investment securities with maturities -
Within 1 year	$—	$—
1 to 5 years	—	—
5 to 10 years	14,255,578	14,274,539
Over 10 years	—	—
Mortgage-backed securities and collateralized mortgage obligations	28,764,011	29,005,054
Total	$43,019,589	$43,279,593

The Bank did not sell any investment securities available-for-sale for the nine months ended September 30, 2021 or 2020. Securities with carrying values of approximately $154,000 and $265,000 at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits as required by law and for other purposes.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans, by purpose code, at September 30, 2021 and December 31, 2020, are summarized as follows:

	September 30, 2021	Percent	December 31, 2020	Percent
Real estate loans:
Residential	$95,890,048	35.33%	$105,837,324	39.56%
Home equity	11,525,396	4.25%	8,892,417	3.32%
Multi-family	19,162,865	7.06%	15,140,468	5.66%
Commercial	84,750,748	31.23%	72,717,869	27.18%
Construction and land development	29,400,305	10.83%	29,982,506	11.21%
Total real estate loans	240,729,362		232,570,584
Consumer loans	6,160,755	2.27%	5,372,529	2.01%
Commercial and industrial loans	24,486,594	9.02%	29,599,982	11.06%
Total loans	271,376,711	100.00%	267,543,095	100.00%
Less: Allowance for loan losses	4,247,078		4,085,719
Deferred loan fees	1,163,568		1,101,409
Loans, net	$265,966,065		$262,355,967

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

Commercial and industrial loans also include loans originated under the Paycheck Protection Program (“PPP”), as prescribed in the Coronavirsus Aid, Relief, and Economic Security ("CARES") Act. These loans have an interest rate of 1.0% and a two-year or five-year loan term to maturity. The Small Business Administration (“SBA”) guarantees 100% of the PPP loans made to eligible borrowers, and loan proceeds may be partially or fully forgiven by the SBA if the funds are used for eligible expenses during the relevant forgiveness period and the borrower meets the employee retention criteria.

The Bank was paid a processing fee from the SBA on PPP loan originations ranging from 1% to 5%, based on the size of the loans. For the nine months ended September 30, 2021, the Bank had recorded approximately $481,000 in PPP-related SBA fees. No PPP-related SBA fees were recorded for the three months ended September 30, 2021. The Bank is accreting these fees into interest income over the estimated life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. For the three and nine months ended September 30, 2021, the Bank had recognized approximately $151,000 and $436,000 in PPP-related SBA fees, respectively. The majority of the remaining unearned fees are expected to be recognized as the PPP loans are forgiven or paid off. Deferred PPP-related SBA fees totaled $436,000 and $260,000 at September 30, 2021 and December 31, 2020, respectively.

Allowance for Loan Losses:

An analysis of the change in allowance for loan losses follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$4,119,010	$3,817,452	$4,085,719	$3,064,777
Charge-offs:
Real estate loans:
Residential	—	—	(11,123)	(2,951)
Home equity	—	—	—	—
Multi-family	—	—	—	—
Commercial	—	—	—	—
Construction and land development	—	—	—	—
Total real estate loans	—	—	(11,123)	(2,951)
Consumer loans	(6,448)	—	(28,037)	—
Commercial and industrial loans	—	—	—	—
Total charge-offs	(6,448)	—	(39,160)	(2,951)
Recoveries:
Real estate loans:
Residential	9,979	25,373	22,256	118,431
Home equity	—	—	—	—
Multi-family	—	—	—	—
Commercial	—	—	—	—
Construction and land development	13,047	12,913	24,392	31,051
Total real estate loans	23,026	38,286	46,648	149,482
Consumer loans	1,155	1,985	6,309	7,435
Commercial and industrial loans	3,499	9,250	24,379	47,835
Total recoveries	27,680	49,521	77,336	204,752
Net recoveries	21,232	49,521	38,176	201,801
Provision for allowance for loan losses	106,836	179,363	123,183	779,758
Ending balance	$4,247,078	$4,046,336	$4,247,078	$4,046,336

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2021 and December 31, 2020:

	Loans		Allowance for loan losses
	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
September 30, 2021 -
Real estate loans:
Residential	$1,570,793	$94,319,255	$—	$1,453,148
Home equity	—	11,525,396	—	175,034
Multi-family	—	19,162,865	—	293,384
Commercial	—	84,750,748	—	1,697,976
Construction and development	10,121	29,390,184	—	348,481
Total real estate loans	1,580,914	239,148,448	—	3,968,023
Consumer loans	—	6,160,755	—	1,766
Commercial and industrial loans	315,122	24,171,472	78,780	70,728
Unallocated	—	—	—	127,781
Total	$1,896,036	$269,480,675	$78,780	$4,168,298
December 31, 2020 -
Real estate loans:
Residential	$1,480,633	$104,356,691	$—	$1,444,921
Home equity	675	8,891,742	—	133,985
Multi-family	—	15,140,468	—	311,409
Commercial	1,339,199	71,378,670	—	1,531,037
Construction and development	11,637	29,970,869	—	387,127
Total real estate loans	2,832,144	229,738,440	—	3,808,479
Consumer loans	—	5,372,529	—	1,360
Commercial and industrial loans	—	29,599,982	—	101,497
Unallocated	—	—	—	174,383
Total	$2,832,144	$264,710,951	$—	$4,085,719

Impaired Loans:

The following tables present impaired loans by class of loans as of September 30, 2021 and December 31, 2020:

	Recorded Investment	Principal Balance	Related Allowance
September 30, 2021 -
Impaired loans with related allowance:
Real estate loans:
Residential	$—	$—	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	—	—	—
Total real estate loans	—	—	—
Consumer loans	—	—	—
Commercial and industrial loans	315,122	315,122	78,780
Total	$315,122	$315,122	$78,780
Impaired loans without related allowance:
Real estate loans:
Residential	$1,570,793	$1,570,793	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	10,121	10,121	—
Total real estate loans	1,580,914	1,580,914	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$1,580,914	$1,580,914	$—

	Recorded Investment	Principal Balance	Related Allowance
December 31, 2020 -
Impaired loans with related allowance:
Real estate loans:
Residential	$—	$—	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	—	—	—
Total real estate loans	—	—	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$—	$—	$—
Impaired loans without related allowance:
Real estate loans:
Residential	$1,480,633	$1,480,633	$—
Home equity	675	$675	—
Multi-family	—	$—	—
Commercial	1,339,199	1,339,199	—
Construction and land development	11,637	11,637	—
Total real estate loans	2,832,144	2,832,144	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$2,832,144	$2,832,144	$—

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	Three Months Ended September 30,
	2021			2020
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate loans:
Residential	$1,589,919	$48,846	$24,631	$1,975,906	$49,468	$45,144
Home equity	—	—	—	2,204	131	164
Multi-family	—	—	—	—	—	—
Commercial	669,600	—	—	1,605,773	—	—
Construction and land development	10,408	355	129	6,191	501	501
Total real estate loans	2,269,927	49,201	24,760	3,590,074	50,100	45,809
Consumer loans	39,390	10,755	13,139	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Total	$2,309,317	$59,956	$37,899	$3,590,074	$50,100	$45,809

	Nine Months Ended September 30,
	2021			2020
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate loans:
Residential	$1,571,775	$70,611	$70,743	$1,524,632	$89,135	$104,397
Home equity	598	—	—	4,172	172	172
Multi-family	—	—	—	—	—	—
Commercial	1,039,595	—	—	1,425,655	—	—
Construction and land development	68,876	399	358	298,125	501	501
Total real estate loans	2,680,844	71,010	71,101	3,252,584	89,808	105,070
Consumer loans	—	10,755	13,139	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Total	$2,680,844	$81,765	$84,240	$3,252,584	$89,808	$105,070

Past Due and Nonaccrual Loans:

The following tables present the aging of the recorded investment in past due loans and nonaccrual loans as of September 30, 2021 and December 31, 2020, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Non-accrual
September 30, 2021 -
Real estate loans:
Residential	$—	$140,783	$—	$140,783	$95,749,265	$95,890,048	$374,847
Home equity	43,093	—	—	43,093	11,482,303	11,525,396	—
Multi-family	—	—	—	—	19,162,865	19,162,865	—
Commercial	129,911	—	—	129,911	84,620,837	84,750,748	—
Construction and land development	60,111	—	—	60,111	29,340,194	29,400,305	—
Total real estate loans	233,115	140,783	—	373,898	240,355,464	240,729,362	374,847
Consumer loans	—	—	—	—	6,160,755	6,160,755	—
Commercial and industrial loans	27,497	—	—	27,497	24,459,097	24,486,594	315,122
	$260,612	$140,783	$—	$401,395	$270,975,316	$271,376,711	$689,969
December 31, 2020 -
Real estate loans:
Residential	$40,583	$84,167	$196,826	$321,576	$105,515,748	$105,837,324	$623,998
Home equity	—	—	—	—	8,892,417	8,892,417	—
Multi-family	—	—	—	—	15,140,468	15,140,468	—
Commercial	—	—	1,339,199	1,339,199	71,378,670	72,717,869	1,339,199
Construction and land development	—	—	—	—	29,982,506	29,982,506	—
Total real estate loans	40,583	84,167	1,536,025	1,660,775	230,909,809	232,570,584	1,963,197
Consumer loans	—	—	—	—	5,372,529	5,372,529	—
Commercial and industrial loans	151,136	—	—	151,136	29,448,846	29,599,982	—
	$191,719	$84,167	$1,536,025	$1,811,911	$265,731,184	$267,543,095	$1,963,197

As of September 30, 2021, there were no loans greater than 90 days past due and still accruing. As of December 31, 2020, there was one loan greater than 90 days past due and still accruing totaling approximately $16,000.

Troubled Debt Restructurings:

The Bank did not modify any loans in the nine months ended September 30, 2021 and 2020 in a manner that would be considered troubled debt restructurings. There were no specific allowances allocated to troubled debt restructurings as of September 30, 2021 or 2020. The Bank did not commit to lend any additional amounts to customers with outstanding loans that are classified as troubled restructurings. Certain troubled debt restructurings are accruing loans in which interest is earned when payments are made. Management continues to evaluate these accruing troubled debt restructurings for impairment on a quarterly basis. During the nine months ended September 30, 2021 and 2020, no restructured loans defaulted subsequent to modification.

COVID-19 Related Loan Modifications:

The Bank implemented a customer payment deferral program to assist borrowers that may be experiencing financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) have been provided. As of September 30, 2021 and December 31, 2020, all loans that were granted COVID-19 related payment deferrals had resumed making payments under the terms of the original loan agreements. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals continued to be reported as current loans throughout the agreed upon deferral period and were not classified as troubled debt restructurings.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of September 30, 2021 and December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2021 -
Real estate loans:
Residential	$93,896,708	$722,233	$1,271,107	$—	$—	$95,890,048
Home equity	11,525,396	—	—	—	—	11,525,396
Multi-family	19,162,865	—	—	—	—	19,162,865
Commercial	73,636,282	8,128,452	2,986,014	—	—	84,750,748
Construction and land development	25,323,624	3,940,809	135,872	—	—	29,400,305
Total real estate loans	223,544,875	12,791,494	4,392,993	—	—	240,729,362
Consumer loans	6,160,755	—	—	—	—	6,160,755
Commercial and industrial loans	24,080,267	91,205	236,342	—	78,780	24,486,594
	$253,785,897	$12,882,699	$4,629,335	$—	$78,780	$271,376,711
December 31, 2020 -
Real estate loans:
Residential	$102,229,498	$1,243,538	$2,364,288	$—	$—	$105,837,324
Home equity	8,891,742	—	675	—	—	8,892,417
Multi-family	14,831,774	308,694	—	—	—	15,140,468
Commercial	67,305,357	4,073,313	1,339,199	—	—	72,717,869
Construction and land development	25,390,597	2,950,389	1,641,520	—	—	29,982,506
Total real estate loans	218,648,968	8,575,934	5,345,682	—	—	232,570,584
Consumer loans	5,372,529	—	—	—	—	5,372,529
Commercial and industrial loans	27,643,564	466,020	1,490,398	—	—	29,599,982
	$251,665,061	$9,041,954	$6,836,080	$—	$—	$267,543,095

NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

The Bank did not have any Federal Home Loan Bank ("FHLB") advances outstanding as of September 30, 2021, as all outstanding advances were paid off in July 2021 and resulted in a gain on extinguishment of debit of $12,000. The following advances from the FHLB were outstanding as of December 31, 2020:

December 31, 2020 -
Advance Date	Amount	Rate	Interest Rate	Maturity	Call Feature
January 7, 2008	$208,334	Fixed	4.49%	January 9, 2023	N/A
September 20, 2012	450,000	Fixed	1.80%	September 20, 2022	N/A
April 1, 2020	4,333,333	Fixed	0.66%	April, 1 2025	N/A
April 7, 2020	4,523,810	Fixed	0.79%	April 7, 2027	N/A
	$9,515,477

The FHLB advances were collateralized by the Bank’s FHLB stock and a blanket lien on certain of the Bank’s residential and commercial real estate loans with a carrying value of approximately $18,387,000 and $37,248,000 at September 30. 2021 and December 31, 2020, respectively. The Bank had approximately $18,400,000 and $19,200,000 in available borrowing capacity through the FHLB at September 30, 2021 and December 31, 2020, respectively.

Unsecured federal funds lines of credit totaling $19,500,000 and $18,300,000 were available to the Bank for overnight borrowing through correspondent banks at September 30, 2021 and December 31, 2020, respectively. The Bank also had approximately $6,088,000 and $9,900,000 in available borrowing capacity through the Federal Reserve Bank of Atlanta at September 30, 2021 and December 31, 2020, respectively. There were no borrowings against either of these facilities at September 30, 2021 or December 31, 2020. The available borrowings with the Federal Reserve Bank are collateralized by a blanket lien on certain of the Bank’s residential and commercial real estate loans with a carrying value of approximately $10,189,000 and $15,000,000 at September 30, 2021 and December 31, 2020, respectively.

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

	September 30, 2021	December 31, 2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$22,040,000	$30,288,000
Stand-by letters of credit	$913,000	$725,000

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

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds real estate and assignments of deposit accounts as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for these commitments at September 30, 2021 and December 31, 2020 varies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total common equity Tier 1, total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of September 30, 2021 and December 31, 2020, that the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2021 and December 31, 2020, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios, and minimum amounts under current regulatory standards, as of September 30, 2021 and December 31, 2020, are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2021:
Common Equity Tier 1 Capital to Risk-Weighted Assets	$62,313	24.84%	$11,287	4.50%	$16,304	6.50%
Total Capital to Risk- Weighted Assets	$65,462	26.10%	$20,066	8.00%	$25,083	10.00%
Tier 1 Capital to Risk- Weighted Assets	$62,313	26.84%	$15,050	6.00%	$20,066	8.00%
Tier I Capital to Average Assets	$62,313	15.83%	$15,743	4.00%	$19,678	5.00%
December 31, 2020:
Common Equity Tier 1 Capital to Risk-Weighted Assets	$40,090	16.46%	$10,963	4.50%	$15,835	6.50%
Total Capital to Risk- Weighted Assets	$43,148	17.71%	$19,489	8.00%	$24,361	10.00%
Tier 1 Capital to Risk- Weighted Assets	$40,090	16.46%	$14,617	6.00%	$19,489	8.00%
Tier I Capital to Average Assets	$40,090	11.73%	$13,673	4.00%	$17,091	5.00%

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

Assets Recorded at Fair Value on a Recurring Basis. The table below presents the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, all of which consisted of investment securities available-for-sale:

	Level 1	Level 2	Level 3	Total
September 30, 2021:
US treasuries	$—	$5,196,250	$—	$5,196,250
Mortgage-backed securities	—	9,328,499	—	9,328,499
Collateralized mortgage obligations	—	19,676,555	—	19,676,555
Municipal bonds	—	6,708,272		6,708,272
Corporate obligations	—	2,370,017	—	2,370,017
Investment securities available-for-sale	$—	$43,279,593	$—	$43,279,593
December 31, 2020:
Mortgage-backed securities	$—	$6,280,605	$—	$6,280,605
Collateralized mortgage obligations	—	9,135,065	—	9,135,065
Corporate obligations	—	501,196	—	501,196
Investment securities available-for-sale	$—	$15,916,866	$—	$15,916,866

Assets Recorded at Fair Value on a Nonrecurring Basis. The Bank may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
September 30, 2021:
Other real estate owned	$—	$—	$1,378,200	$1,378,200
Impaired loans	—	—	—	—
	$—	$—	$1,378,200	$1,378,200
December 31, 2020:
Other real estate owned	$—	$—	$81,000	$81,000
Impaired loans	—	—	—	—
	$—	$—	$81,000	$81,000

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

The carrying amounts and estimated fair values of the Bank’s financial instruments as of September 30, 2021 and December 31, 2020 are as follows:

		Fair Value Measurements at September 30, 2021
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$48,242,675	$48,242,675	$48,242,675	$—	$—
Certificates of deposit with other banks	3,451,000	3,451,000	3,451,000	—	—
Investment securities available-for- sale	43,279,593	43,279,593	—	43,279,593	—
Other investments	190,700	190,700	—	190,700	—
Mortgage loans held for sale	4,194,237	4,194,237	—	4,194,237	—
Loans, net	265,966,065	277,899,000	—	—	277,899,000
Bank owned life insurance	11,095,745	11,095,745	11,095,745	—	—
Financial liabilities:
Deposits	294,307,453	327,179,000	217,689,345	—	109,489,655

		Fair Value Measurements at December 31, 2020
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$41,876,399	$41,876,399	$41,876,399	$—	$—
Certificates of deposit with other banks	5,652,000	5,652,000	5,652,000	—	—
Investment securities available-for- sale	15,916,866	15,916,866	—	15,916,866	—
Other investments	714,000	714,000	—	714,000	—
Mortgage loans held for sale	2,944,962	2,944,962	—	2,944,962	—
Loans, net	262,355,967	277,366,000	—	—	277,366,000
Bank owned life insurance	10,883,428	10,883,428	10,883,428	—	—
Financial liabilities:		—
Deposits	294,099,827	313,033,000	207,523,546	—	105,509,454
FHLB advances	9,515,477	9,631,000	—	—	9,631,000

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

NOTE 8 – CHANGE IN CORPORATE FORM

The Bank converted to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to the Company (the "Conversion"). The Bank became the wholly owned subsidiary of the Company, and the Company issued and sold shares of its capital stock pursuant to an independent valuation appraisal of the Bank and the Company. The stock was priced at $10.00 per share. In addition, the Bank’s board of directors adopted an employee stock ownership plan ("ESOP") which subscribed for 8% of the common stock sold in the offering. The Conversion was completed on July 20, 2021 and resulted in the issuance of 4,898,350 common shares by the Company, of which 391,868 were issued to the ESOP. The cost of the Conversion and issuing the capital stock totaled $1.3 million and was deducted from the proceeds of the offering.

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

Deferred conversion costs totaled approximately $116,000 at December 31, 2020.

Stock offering expenses totaled $1,523,443, which were deducted from the proceeds from the sale of common stock

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

In 2020, COVID-19 spread into a worldwide pandemic. The pandemic may impact various parts of the bank’s future operations and financial results, including additional allowance for loan loss provisions. Management believes the bank is taking appropriate actions to mitigate the negative impact. However, the full impact of COVID-19 on the allowance for loan losses as of September 30, 2021 cannot be reasonably estimated, as these events are still developing.

The following represent our significant accounting policies:

Allowance for Loan Losses. The allowance for loan losses is a reserve for estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the loan portfolio. Actual credit losses, net of recoveries, are deducted from the allowance for loan losses. Loans are charged off when the Asset Quality Committee (which consists of Board and management members) believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance for loan losses. A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in the Asset Quality Committee’s judgment, is adequate to absorb probable losses in the loan portfolio. The Asset Quality Committee’s evaluation process used to determine the appropriateness of the allowance for loan losses is subject to the use of estimates, assumptions, and judgment. The evaluation process involves gathering and interpreting many qualitative and quantitative factors which could affect probable credit losses. Because interpretation and analysis involve judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated loan losses and therefore the appropriateness of the allowance for loan losses could change significantly.

The allocation methodology applied by the Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, an ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While the Asset Quality Committee uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. The Asset Quality Committee believes the allowance for loan losses is appropriate at September 30, 2021. The allowance analysis is reviewed by the Asset Quality Committee on a no less than quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies and the Bank’s external auditors, periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of the Bank and any increase or decrease in the allowance is the responsibility of the Asset Quality Committee.

Income Taxes. The assessment of income tax assets and liabilities involves the use of estimates, assumptions, interpretation, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the results of operations and reported earnings.

The Company files a federal and a state income tax return. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense.

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

Starting in March 2020, we realized the impact of the pandemic and economic shut down would have an immediate impact on selected segments of our customers. We did not automatically downgrade borrowers that requested a deferral. However, if the borrower requested a deferral that extended beyond the initial three months granted, we considered downgrades based on the trend in revenues. During the nine months ended September 30, 2021, there were no loans downgraded to substandard that had been on deferral. In September 2021, there was one $315,000 SBA guaranteed loan downgraded to substandard that resulted in $79,000 being identified as loss, and combined with our other lending activity, these adjustments resulted in $107,000 provision for loan losses for the three months ended September 30, 2021, and $123,000 provision for loan losses for the nine months ended September 30, 2021, compared to a $225,000 provision for loan losses for the three months ended March 31, 2020, $375,000 provision for loan losses for the three months ended June 30, 2020, and $179,000 provision for loan losses for the three months ended September 30, 2020, for a total of $780,000 provision for loan losses for the nine months ended September 30, 2020.

In addition, starting in March 2020, we modified the terms of loans with customers impacted by the COVID-19-pandemic to permit payment deferral. Through the end of December 31, 2020, these deferrals had affected a total of $46.6 million of loans, including $4.0 million of construction loans, $2.8 million of commercial and industrial loans, $7.9 million of owner-occupied commercial real estate loans and $17.9 million of non-owner-occupied commercial real estate loans. These deferrals are intended to provide customers with temporary relief. As of December 31, 2020, none of the loans with modification were still on modified terms and one loan in the amount of $315,000 was modified during September of 2021 to an interest only period of four months as the business is still suffering the effects of COVID-19. This loan was downgraded to substandard, and $79,000 identified as loss as the loan is 75% guaranteed by the SBA. We believe these actions provided our customers with the best chance to meet their longer-term obligations and for us to work with those who will not be able to meet their obligations or default on their loans.

Starting in April 2020, we worked with our customers to help them understand the Paycheck Protection Program (PPP) of the CARES Act. The PPP generally provides eligible employers with funds to pay payroll costs (including benefits) and interest on mortgages, rent and utilities, and the PPP loan may be forgiven to the extent the loan proceeds are applied to eligible expenditures during a specified measurement period. Funds are provided in the form of loans that will generally be fully forgiven when used for permissible expenditures, subject to certain reductions based on certain decreases in the employer’s full-time equivalent employees or salary and wages during the measurement period. To the extent not forgiven, a PPP loan is intended to be 100% guaranteed by the SBA and will have a term of two years (or five years if the PPP loan is made after June 4, 2020) and carry an interest rate of 1%. Payment of principal, interest and fees on PPP loans is deferred until the amount to be forgiven is finalized, in general. The Bank was paid a processing fee by the SBA on PPP loan originations ranging from 1% to 5% of the amount of the loan, based on the size of the loans. For the three and nine months ended September 30, 2021, the Bank had recorded approximately $0 and $481,000 in PPP-related SBA fees and is accreting these fees into interest income over the estimated life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. For the three and nine months ended September 30, 2021, the Bank has recognized approximately $151,300 and $436,000, respectively, in PPP-related SBA fees through accretion. The majority of the remaining unearned fees are expected to be recognized as the PPP loans are either forgiven or paid off.

During March 2020, the Federal Reserve reduced the federal funds rate by .50% as an initial response to the COVID-19 pandemic. Later in March 2020, the Federal Reserve reduced the target range for the federal funds rate to between 0.0% and 0.25%, compared to the previous target of between 1.00% and 1.25%. These rate reductions, combined with the decline of longer-term interest rates, had a negative impact on our net interest income during 2021, and potentially beyond. In 2020 and 2021, the PPP fee income was recorded as interest income, which will offset the decline in interest income due to rate reductions. After the PPP fee income has been fully accreted into income, we would expect lower levels of interest income going forward if market rates of interest remain at low levels.

Overview

We are a bank holding company and the Bank is a federally chartered savings bank headquartered in Thomasville, Georgia that has served the banking needs of our customers since 1934. We conduct our business from our main office in Thomasville, Georgia, a branch office and a residential mortgage center in Tallahassee, Florida and a commercial loan production office in Savannah, Georgia. The Bank provides a variety of services to individual and commercial customers in its market area. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, commercial and multi-family residential real estate loans, commercial and industrial loans, construction and land development loans and consumer loans. At September 30, 2021, we had total assets of $386.7 million, total deposits of $294.3 million and total equity of $85.2 million. During 2019, the Bank elected to be treated as a “covered savings association” which allows us to engage in the same activities as a national bank.

Our primary deposit products are personal checking accounts, business checking accounts, savings accounts, money market accounts and certificates of deposit. Our lending products include single-family residential loans, home equity lines of credit, consumer loans, commercial and multi-family residential real estate loans, commercial and industrial loans, construction loans, land development loans and SBA/USDA guaranteed loans. We are primarily regulated by the Office of the Comptroller of the Currency and our deposits are insured by the Federal Deposit Insurance Corporation. We undergo periodic examinations by the Office of the Comptroller of the Currency. The Company is also regulated and periodically examined by the Federal Reserve.

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

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total Assets. Total assets increased $36.8 million, or 10.5%, to $386.7 million at September 30, 2021 from $349.9 million at December 31, 2020. The increase was principally due to an increase in investment securities available for sale of $27.4 million and cash and cash equivalents of $6.4 million.

Cash and Cash Equivalents. Cash and cash equivalents increased primarily from cash received from the TC Bancshares, Inc. stock offering, or $37.9 million, which was deposited into an interest bearing checking account at the Bank, of which $27.4 million was used to purchase investment securities available for sale..

Total Loans. Loans increased $3.9 million, or 1.5%, to $271.4 million at September 30, 2021 from $267.5 million at December 31, 2020. During the nine months ended September 30, 2021, commercial and multi-family real estate loans increased $16.1 million, or 18.3%, to $103.9 million from $87.9 million at December 31, 2020 due to new loan originations. Similarly, home equity loans increased $2.6 million, or 29.6%, to 11.5 million from $8.9 million at December 31, 2020, and consumer loans increased $0.8 million to $6.2 million, or 14.8%, from $5.4 million. However, loan balances in other categories decreased due to the payoff of loans.

Construction and land development loans decreased $0.6 million, or 1.9%, to $29.4 million at September 30, 2021 from $30.0 million at December 31, 2020. Commercial and industrial loans decreased $5.1 million, or 17.3%, to $24.5 million at September 30, 2021 from $29.6 million at December 31, 2020. It should be noted that $8.8 million of new PPP loans were funded in 2021 and $19.7 million of 2020 PPP loans were paid off through September 30, 2021. Residential real estate loans held for investment decreased $9.9 million, or 9.4%, from $105.8 million to $95.9 million at September 30, 2021. As a percentage of net loans, residential real estate loans fell from 39.6% of total loans at December 31, 2020 to 35.3% at September 30, 2021.

Allowances for Loan Losses. Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by chargeoffs, net of recovery. During the three months ended September 30, 2021, there was one $315,000 SBA guaranteed loan downgraded to substandard that resulted in $79,000 being identified as loss and represented a possible COVID-19 related credit loss. Combined with our other lending activity these adjustments resulted in $107,000 provision for loan losses for the three month ended September 30, 2021, and $123,000 provision for loan losses for the nine months ended September 30, 2021. The Company's 30 impaired loans, totaling $1.9 million at September 30, 2021 compared to $2.8 million at December 30, 2020, carried aggregate specific reserves of $79,000 at September 30, 2021, and there was no assigned unallocated reserves as none was expected. The Company took $21,000 in net recoveries during the three months ended September 30, 2021, compared to net recoveries of $50,000 for the three months ended September 30, 2020. None of the charge-offs taken in 2021 related to the COVID-19 pandemic. Management believes that the allowance for loan losses, which was $4.2 million, or 1.56% of gross loans, at September 30, 2021, is adequate to cover losses inherent in the loan portfolio.

Investment Securities. Investment securities, all of which are available-for-sale, increased $27.4 million, or 172.3%, to $43.3 million at September 30, 2021 from $15.9 million at December 31, 2020 as a result of investments made in U.S. treasuries, mortgage-backed securities and other corporate obligations.

Bank Owned Life Insurance. At September 30, 2021, our investment in bank owned life insurance was $11.1 million, an increase of $213,000, or 2.0%, from $10.9 million at December 31, 2020. We invest in bank owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. Our investment in bank owned life insurance at September 30, 2021 was 15.7% of our Tier 1 capital plus our allowance for loan losses.

Deposits. Total deposits increased $0.2 million, or 0.1%, to $294.3 million at September 30, 2021 from $294.1 million at December 31, 2020. Non-interest-bearing demand accounts increased $5.9 million, or 20.5%, to $34.7 million at September 30, 2021, from $28.8 million at December 31, 2020. Interest-bearing demand accounts increased $1.8 million, or 1.2%, to $148.3 million at September 30, 2021, from $146.5 million at December 31, 2020. Savings accounts increased $2.4 million, or 7.4%, to $34.7 million at September 30, 2021 from $32.3 million at December 31, 2020. Certificates of deposit decreased $10.0 million, or 11.5%, to $76.6 million at September 30, 2021 from $86.6 million at December 31, 2020. The decrease in certificates of deposit resulted primarily from a decrease in offered rates.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $9.5 million, or 100%, as all outstanding advances were paid off in July 2021 so nothing was outstanding as of .September 30, 2021. As of September 30, 2021, we had $18.4 million in credit available with the Federal Home Loan Bank of Atlanta. In addition to the Federal Home Loan Bank of Atlanta availability, we have three unsecured federal funds line of credit, in the aggregate amount of $19.5 million. No amount was outstanding on these lines of credit at or during the period ended September 30, 2021.

Stockholders’ Equity. Total equity increased $45.3 million, or 113.5%, to $85.2 million at September 30, 2021 from $39.9 million at December 31, 2020. The increase resulted primarily from completion of the Conversion and consolidated net income of $1.9 million for the nine months ended September 30, 2021.

Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020

General. Net income increased $264,000, or 79.0%, to $598,000 for the three months ended September 30, 2021, compared to $334,000 for the third quarter of 2020. The increase in net income resulted from $358,000 and $182,000 increases in net interest income and other income respectively, combined with a $73,000 decrease in the provision for loan losses, partially offset by a $264,000 increase in other operating expenses.

Interest Income. Interest income increased $63,000 or 1.9%, to $3.4 million for the three months ended September 30, 2021 from $3.3 million for the third quarter of 2020. This increase was primarily attributable to an increase in interest earned on loans and investment securities which was partially offset by a lower yield on our deposits with other banks and federal funds sold. The average balance of loans, including loans held for sale, decreased $9.1 million, or 3.3%, to $268.2 million for the three months ended September 30, 2021 from $277.3 million for the three months ended September 30, 2020, and the average yield on loans increased 0.23% to 4.75% for the three months ended September 30, 2021 from 4.52% for the three months ended September 30, 2020. The average balance of investment securities increased $12.7 million, or 66.1%, to $31.2 million for three months ended September 30, 2021 from $19.2 million for the three months ended September 30, 2020, while the average yield on investment securities decreased 23 basis points to 1.38% for the three months ended September 30, 2021 from 1.61% for the three months ended September 30, 2020. The average balance of other interest-earning deposits increased $33.3 million, or 133.7%, to $58.2 million for three months ended September 30, 2021 from $24.9 million for the three months ended September 30, 2020 and the average yield on other interest-earning deposits decreased 67 basis points to 0.32% for the three months ended September 30, 2021 from 0.99% for the three months ended September 30, 2020.

Interest Expense. Total interest expense decreased $296,000, or 56.0%, to $233,000 for the three months ended September 30, 2021 from $529,000 for the three months ended September 30, 2020. The decrease was primarily due to lower interest rates offered on all deposit products due to the lower federal funds target range which declined 150 basis points to between 0.0% and 0.25%. The average balance of interest-bearing deposits increased $4.3 million, or 1.7%, to $261.0 million for the three months ended September 30, 2021 from $256.7 million for the three months ended September 30, 2020, offset, in part, by the decline in the average cost of interest-bearing deposits of 42 basis points to 0.35% for the three months ended September 30, 2021 from 0.77% for the three months ended September 30, 2020, reflecting the lower market interest rate environment in the third quarter of 2021. The average balance of FHLB advances decreased $11.4 million, or 93.4%, to $797,000 for the three months ended September 30, 2021 from $12.2 million for the three months ended September 30, 2020. The average cost of these advances decreased 61 basis points to 0.50% for the three months ended September 30, 2021 from 1.11% for the three months ended September 30, 2020.

Net Interest Income. Net interest income increased $358,000, or 12.9%, to $3.1 million for three months ended September 30, 2021 from $2.8 million for the three months ended September 30, 2020. Our average interest-earning assets increased $36.3 million period over period. This increase was due primarily to increases in interest-earning deposits of $33.3 million and investment securities of $12.7 million combined with a $9.1 million decrease in the average balance of our loan portfolio. Our interest rate spread increased to 3.38% for the three months ended September 30, 2021 from 3.30% for the three months ended September 30, 2020, and our net interest margin increased to 3.47% for the three months ended September 30, 2021 from 3.43% for the three months ended September 30, 2020. The increase in interest rate spread and net interest margin were primarily the result of the increase in the average balances of our interest-earning assets combined with the significant reduction in our costs of funds, more than offsetting the decreases in the average yield on our interest-earning assets.

Provision for Loan Losses. We recorded $107,000 in provision for loan losses for the three months ended September 30, 2021, compared to a $180,000 provision for the three months ended September 30, 2020. The decrease in the provision for loan losses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 resulted from our analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of TC Federal Bank –

Allowance for Loan Losses.” The allowance for loan losses was $4.2 million, or 1.57% of total loans, at September 30, 2021, compared to $4.1 million, or 1.53% of total loans, at December 31, 2020, and $4.0 million, or 1.47% of total loans, at September 30, 2020. Classified (substandard, doubtful and loss) loans decreased to $4.7 million at September 30, 2021 from $6.8 million at December 31, 2020, and remained higher than the $6.1 million of classified loans at September 30, 2020. There were $690,000 in nonperforming loans at September 30, 2021 and $2.0 million in nonperforming loans at December 31, 2020 compared to $2.3 million at September 30, 2020. It should be noted that a SBA guaranteed owner occupied property securing a commercial real estate loan was moved to other real estate owned in July 2021, resulting in an increase in other real estate owned of $1.4 million. Net recoveries for the three months ended September 30, 2021 and 2020 were $21,000 and $50,000, respectively. We had no loans in deferral at December 31, 2020 or September 30, 2021.

Other Income. Other income information is as follows.

	For the three months ended September 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Service charges on deposit accounts	$152	$109	$43	39.4%
Gain on sale of loans	537	412	125	30.3%
Other	88	74	14	18.9%
Total non-interest income	$777	$595	$182	30.6%

Other income increased $182,000, or 30.6%, to $777,000 for the three months ended September 30, 2021 from $595,000 for the three months ended September 30, 2020. The increase was primarily due to gains on sale of mortgage loans into the secondary market of $537,000 for the three months ended September 30, 2021 from $412,000 for the three months ended September 30, 2020.

Other Expense. Other expense information is as follows.

	For the three months ended September 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$1,892	$1,814	$78	4.3%
Occupancy and equipment	217	189	28	14.8%
Advertising	58	61	(3)	(4.9)%
Audit and examination	107	112	(5)	(4.5)%
Checking account related expenses	168	149	19	12.8%
Consulting and advisory fees	79	8	71	887.5%
Data system conversion costs	—	67	(67)	(100.0)%
Data processing fees	133	93	40	43.0%
Director fees	68	66	2	3.0%
Legal	48	10	38	380.0%
Other real estate loss/(gain) on sale and writedowns	2	5	(3)	(60.0)%
Other	257	191	66	34.6%
Total non-interest expense	$3,029	$2,765	$264	9.5%

Other expense increased $264,000, or 9.5%, to $3.0 million for the three months ended September 30, 2021, from $2.8 million for the three months ended September 30, 2020. The increase was due primarily to a $78,000 increase in salaries and employee benefits as $132,000 in ESOP expense was incurred and a $71,000 increase in consulting fees as outside firms assisted with the preparation of the business plan and regulatory reports for the stock offering.

Income Tax Expense. Income tax expense increased $85,000 to $183,000 for the three months ended September 30, 2021 compared to $98,000 for the three months ended September 30, 2020. The increase resulted from the $349,000 increase in income before income taxes. For the three months ended September 30, 2021, income before taxes was $781,000 compared to $432,000 for the three months ended September 30, 2020. Our effective tax rate was 23% for the three months ended September 30, 2021 and 2020.

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

		For the quarter ended September 30,
	2021	2021			2020
	Yield/rate	Average	Interest	Average	Average	Interest	Average
	At 9-30-	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	2021	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	4.18%	$268,161	$3,210	4.75%	$277,259	$3,162	4.52%
Securities available-for-sale	1.65%	31,880	111	1.38%	19,232	78	1.61%
Interest-earning deposits	0.37%	58,169	47	0.32%	24,853	62	0.99%
Other interest-earning assets	3.67%	284	5	6.98%	831	9	4.30%
Total interest-earning assets	3.35%	358,494	$3,373	3.73%	322,175	$3,311	4.08%
Non-interest-earning assets		10,197			16,696
Total assets		$368,691			$338,871
Interest-bearing liabilities:
Savings and money market accounts	0.19%	$141,467	$66	0.19%	$120,327	$121	0.40%
Interest-bearing checking accounts	0.07%	42,073	13	0.12%	42,474	12	0.11%
Certificate accounts	0.70%	77,418	153	0.78%	93,892	362	1.53%
Total interest-bearing deposits	0.24%	260,958	232	0.35%	256,693	495	0.77%
Borrowings	—%	797	1	0.50%	12,163	34	1.11%
Total interest-bearing liabilities	0.24%	261,755	233	0.35%	268,856	529	0.78%
Non-interest-bearing liabilities		38,857			29,607
Total liabilities		300,612			298,463
Total equity		40,967			40,408
Total liabilities and equity		$341,579			$338,871
Net interest income			$3,140			$2,782
Net earning assets		$96,739			$53,319
Net interest rate spread(1)	3.11%			3.38%			3.30%
Net interest margin(2)				3.47%			3.43%
Average interest-earning assets to average interest-bearing liabilities		136.96%			119.83%

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

	Quarter Ended
	September 30,
	2021 vs. 2020
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$(104)	$152	$48
Securities available for sale	51	(18)	33
Interest-earning deposits	83	(98)	(15)
Other interest-earning assets	(6)	2	(4)
Total interest-earning assets	24	38	62
Interest-bearing liabilities:
Savings and money market accounts	21	(76)	(55)
Interest-bearing checking accounts	—	1	1
Certificate accounts	(64)	(145)	(209)
Total interest-bearing deposits	(43)	(220)	(263)
Borrowings	(32)	(1)	(33)
Total interest-bearing liabilities	(75)	(221)	(296)
Change in net interest income	$99	$259	$358

Comparison of Operating Results for the Nine Months Ended September 30, 2021 and 2020

General. Net income increased $1.1 million, or 143.8%, to $1.9 million for the nine months ended September 30, 2021, compared to $793,000 for the nine months ended September 30, 2020. The increase in net income resulted from $1.1 million and $939,000 increases in net interest income and noninterest income, respectively, combined with a $657,000 decrease in the provision for loan losses, partially offset by a $1.2 million increase in other operating expenses.

Interest Income. Interest income increased $24,000 or 0.2%, to $9,846,000 for the nine months ended September 30, 2021 from $9,822,000 for the nine months ended September 30, 2020. This increase was primarily attributable to an increase in interest income on the loan portfolio offset by decreases in interest income on securities and interest earning deposits. The average balance of loans, including loans held for sale, decreased $2.1 million, or 0.8%, to $266.3 million for the nine months ended September 30, 2021 from $268.4 million for the nine months ended September 30, 2020, and the average yield on loans increased 12 basis points to 4.73% for the nine months ended September 30, 2021 from 4.61% for the nine months ended September 30, 2020. The average balance of investment securities increased $3.0 million, or 14.5%, to $23.7 million for the nine months ended September 30, 2021 from $20.7 million for the nine months ended September 30, 2020, while the average yield on investment securities decreased 71 basis points to 1.50% for the nine months ended September 30, 2021 from 2.21% for the nine months ended September 30, 2020. The average balance of other interest-earning deposits increased $37.0 million, or 142.3%, to $63.0 million for the nine months ended September 30, 2021 from $26.0 million for the nine months ended September 30, 2020, partially offset by a decrease in the average yield on other interest-earning deposits of 74 basis points to 0.30% for the nine months ended September 30, 2021 from 1.04% for the nine months ended September 30, 2020.

Interest Expense. Total interest expense decreased $1.1 million, or 57.6%, to $834,000 for the nine months ended September 30, 2021 from $2.0 million for the nine months ended September 30, 2020. The decrease was primarily due to lower interest rates offered on all deposit products due to the lower federal funds target rate which declined 150 basis points to between 0.0% and 0.25%. The average balance of interest-bearing deposits increased $20.9 million, or 8.4%, to $270.4 million for the nine months ended September 30, 2021 from $249.5 million for the nine months ended September 30, 2020, offset by the decline in the average cost of interest-bearing deposits of 62 basis points to 0.39% for the nine months ended September 30, 2021 from 1.01% for the nine months ended September 30, 2020, reflecting the lower market interest rate environment in the first nine months of 2021. The average balance of FHLB advances decreased $2.8 million, or 30.8%, to $6.3 million for the nine months ended September 30, 2021 from $9.1 million for the nine months ended September 30, 2020. The average cost of these advances decreased 42 basis points to 0.83% for the nine months ended September 30, 2021 from 1.25% for the nine months ended September 30, 2020.

Net Interest Income. Net interest income increased $1.2 million, or 14.7%, to $9.0 million for the nine months ended September 30, 2021 from $7.9 million for the nine months ended September 30, 2020. Our average interest-earning assets increased $37.8 million period to period. This increase was due primarily to an increase in interest-earning deposits of $37.0 million combined with a $3.0 million increase in the average balance of our investment securities portfolio. Our interest rate spread increased to 3.32% for the nine months ended September 30, 2021 from 3.14% for the nine months ended September 30, 2020 and our net interest margin increased to 3.41% for the nine months ended September 30, 2021 from 3.33% for the nine months ended September 30, 2020. The increase in interest rate spread and increase in net interest margin were primarily the result of the increase in the average balances of our interest-earning assets combined with the significant reduction in our costs of funds, more than offsetting the decreases in the average yield on our interest-earning assets.

Provision for Loan Losses. We recorded $123,000 in provision for loan losses for the nine months ended September 30, 2021, compared to a $780,000 provision for loan losses for the nine months ended September 30, 2020. The decrease in the provision for loan losses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 resulted from our analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of TC Federal Bank – Allowance for Loan Losses.”

Other Income. Other income information is as follows.

	For the nine
	months ended
	September 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Service charges on deposit accounts	$421	$369	$52	14.1%
Gain on sale of loans	1,639	744	895	120.3%
Other	237	245	(8)	(3.3)%
Total non-interest income	$2,297	$1,358	$939	69.1%

Other income increased $939,000, or 69.1%, to $2.3 million for the nine months ended September 30, 2021 from $1.4 million for the nine months ended September 30, 2020. The increase was primarily due to a $895,000 increase in gain on sale of mortgage loans into the secondary market of $1.6 million for the nine months ended September 30, 2021 from $744,000 for the nine months ended September 30, 2020.

Other Expense. Other expense information is as follows.

	For the nine
	months ended
	September 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,562	$4,721	$841	17.8%
Occupancy and equipment	617	548	69	12.6%
Advertising	170	178	(8)	(4.5)%
Audit and examination	306	332	(26)	(7.8)%
Checking account related expenses	416	448	(32)	(7.1)%
Consulting and advisory fees	135	35	100	285.7%
Data system conversion costs	1	122	(121)	(99.2)%
Data processing fees	337	281	56	19.9%
Director fees	231	186	45	24.2%
Legal	37	5	32	640.0%
Other real estate loss/(gain) on sale and writedowns	4	(1)	5	(500.0)%
Other	853	566	287	50.7%
Total non-interest expense	$8,669	$7,421	$1,248	16.8%

Other expense increased $1.2 million, or 16.8%, to $8.7 million for the nine months ended September 30, 2021, from $7.4 million for the nine months ended September 30, 2020. The increase was due primarily to a $841,000 increase in salaries and employee benefits as additional lending and business development staff have been retained and variable incentive compensation was paid on the mortgage loan gains recognized on the sale of loans into the secondary market. Consulting fees increased $100,000 or 285.7%, to $135,000 for the nine months ended September 30, 2021, compared to $35,000 for the nine months ended September 30, 2020, as outside firms assisted in the preparation of the business plan and regulatory reports for the stock offering in 2021.

Income Tax Expense. Income tax expense increased $266,000 to $584,000 for the nine months ended September 30, 2021 compared to $218,000 for the nine months ended September 30, 2020. The increase resulted from the $1.5 million increase in income before income taxes. For the nine months ended September 30, 2021, income before taxes was $2.5 million compared to $1.0 million for September 30, 2020. Our effective tax rate was 23% for the nine months ended September 30, 2021, compared to 22% for the nine months ended September 30, 2020.

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

		For the nine months ended September 30,
	2021	2021			2020
	Yield/rate	Average	Interest	Average	Average	Interest	Average
	At 9-30-	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	2021	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	4.18%	$266,312	$9,422	4.73%	$268,395	$9,245	4.61%
Securities available-for-sale	1.65%	23,737	266	1.50%	20,688	342	2.21%
Interest-earning deposits	0.37%	63,006	140	0.30%	25,987	203	1.04%
Other interest-earning assets	3.67%	530	18	4.54%	685	32	6.25%
Total interest-earning assets	3.35%	353,585	$9,846	3.72%	315,755	$9,822	4.16%
Non-interest-earning assets		20,616			17,843
Total assets		$374,201			$333,598
Interest-bearing liabilities:
Savings and money market accounts	0.19%	$138,760	$206	0.20%	$113,073	$528	0.62%
Interest-bearing checking accounts	0.07%	51,076	35	0.09%	37,856	32	0.11%
Certificate accounts	0.70%	80,543	554	0.92%	98,556	1323	1.79%
Total interest-bearing deposits	0.24%	270,379	795	0.39%	249,485	1,883	1.01%
Borrowings	0.00%	6,299	39	0.83%	9,090	85	1.25%
Total interest-bearing liabilities	0.24%	276,678	$834	0.40%	258,575	$1,968	1.02%
Non-interest-bearing liabilities		57,148			34,573
Total liabilities		333,826			293,148
Total equity		40,375			40,450
Total liabilities and equity		$374,201			$333,598
Net interest income			$9,012			$7,854
Net earning assets		$76,907			$57,180
Net interest rate spread(1)	3.11%			3.32%			3.14%
Net interest margin(2)				3.41%			3.33%
Average interest-earning assets to average interest-bearing liabilities		127.80%			122.11%

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

	Nine Months Ended September 30,
	2021 vs. 2020
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$(73)	$250	$177
Securities available for sale	50	(126)	(76)
Interest-earning deposits	289	(352)	(63)
Other interest-earning assets	(7)	(7)	(14)
Total interest-earning assets	$259	(235)	24
Interest-bearing liabilities:
Savings and money market accounts	120	(442)	(322)
Interest-bearing checking accounts	11	(8)	3
Certificate accounts	(242)	(527)	(769)
Total interest-bearing deposits	(111)	(977)	(1,088)
Borrowings	(26)	(20)	(46)
Total interest-bearing liabilities	(137)	(997)	(1,134)
Change in net interest income	$396	$762	$1,158

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Bank’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the nine months ended September 30, 2021 in the ability of the Bank to fund its operations.

Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At September 30, 2021, we had $18.4 million in borrowing capacity with the Federal Home Loan Bank of Atlanta, and had no advances outstanding. In addition, we have $28.5 million in unsecured federal funds lines of credit through our correspondent banks and $6.1 million secured borrowing capacity through the Federal Reserve Bank of Atlanta. No amounts were outstanding on these lines of credit at September 30, 2021.

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

Capital Requirements

At September 30, 2021, the Bank’s Tier 1 capital as a percentage of the Bank’s total assets was 17.1%, and total qualifying capital as a percentage of risk-weighted assets was 27.7%. As of September 30, 2021, the Bank was classified as “well capitalized” for regularity capital purposes. Note 6 to the Financial Statements describes the regulatory matters applicable to us, including the capital requirements.

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

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At September 30, 2021, commercial real estate loans totaled $83.7 million, or 31.2% of our loan portfolio, commercial and industrial loans totaled $25.6 million, or 9.5% of our loan portfolio, construction and land development loans totaled $25.3 million, or 9.4% of our loan portfolio and multi-family loans totaled $19.0 million, or 7.1% of our loan portfolio. Given their larger balances and the complexity of the underlying collateral, commercial and multi-family real estate, construction and land development loans, and commercial and industrial loans generally have more risk than the one- to four-family residential real estate loans we originate. Because the repayment of commercial real estate and commercial and industrial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Because construction and development loans rely on the demand for lots and housing, the ability of developers to repay loans can be impacted by the economy’s impact on consumers. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. Further, unlike residential mortgage loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may depreciate over time, may be more difficult to appraise and may be more susceptible to fluctuation in value at default. A downturn in the economy may also impact landlords’ ability to retain and find new tenants in non-owner-occupied real estate properties. In addition, the physical condition of non-owner-occupied properties may be below that of owner-occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. As our commercial and multi-family real estate and commercial and industrial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

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

During the great recession, we generated significant net operating losses and unrealized tax losses (collectively, “NOLs”). As of September 30, 2021, we had an estimated federal NOL carryforward of $7.7 million and an estimated state NOL carryforward of $8.1 million, and recognized a deferred tax asset of $2.0 million related to NOL carryforward. These NOLs generally may be carried forward for a 20-year period to offset future taxable income and reduce our federal and state income tax liability, respectively. Our federal and state NOL carry-forwards begin to expire in 2031 unless previously utilized.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020, (ii) Condensed Statements of Income for the three and nine months ended September 30, 2021 and 2020 (unaudited), (iii) Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020 (unaudited), (vi) Condensed Statements of Change in Equity for the three and nine months ended September 30, 2021 and 2020 (unaudited), (v) Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited), and (vi) the Notes to Financial Statements (unaudited) with detail tagging.

104	The cover page from TC Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC BANCSHARES, INC. (Registrant)

Date: November 10, 2021	/s/ Gregory H. Eiford
Gregory H. Eiford
Chief Executive Officer

Date: November 10, 2021	/s/ Linda Palmer
Linda Palmer
Chief Financial Officer