Form 10-K
period 2021-12-31
TC Bancshares, Inc.
filed 2022-03-24
CIK 1850398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40637

TC BANCSHARES, INC.

(Exact name of Registrant as specified in its Charter)

Georgia	86-2650449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
131 South Dawson Street, Thomasville, Georgia	31792
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (229) 226-3221

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01	TCBC	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market as of the last business day of the Registrant's most recently completed second fiscal quarter, was $0. The Registrant does not have any non-voting common equity.

The number of shares of Registrant’s common stock outstanding as of March 22,2022 was 4,898,350.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement (the "Proxy Statement") for its 2022 annual meeting of shareholders are incorporated by reference herein into Part III, Items 10 through 14, of this Annual Report.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “report”) contains forward-looking statements, which reflect our current opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding, among other things, future events or future results, in contrast with statements that reflect historical facts. Forward-looking statements can be identified by the use of words such as “expects,” “intends,” “believes,” “seek to,” “potential,” “goal,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “likely” or the negative thereof as well as other similar words and expressions of the future. These forward-looking statements include, but are not limited to statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
the ongoing effects of the COVID-19 pandemic on our business, customers, employees and third-party service providers;
•
general economic conditions, either nationally or in our market areas, that are worse than expected;
•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, including after implementation of the credit impairment model for Current Expected Credit Losses (“CECL”);
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
•
changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•
changes to statutes, regulations or regulatory policies or practices;
•
our ability to comply with the extensive laws and regulations to which we are subject, including the laws for each jurisdiction where we operate;
•
the impact of the Dodd-Frank Act and the implementing regulations;
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
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own;
•
the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation; and
•
each of the factors and risks under the heading “Risk Factors” in this report and in subsequent filings we make with the SEC.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this prospectus are made only as of the date hereof. New factors emerge from time to time, and it is not possible for us to predict which will arise. We do not undertake, and specifically decline, any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments, except as required by law.

PART I

Item 1. Business.

TC Bancshares, Inc.

TC Bancshares, Inc. (the "Company") is a savings and loan holding company incorporated under the laws of the State of Georgia on March 5, 2021, to serve as the holding company for TC Federal Bank (the "Bank"). The Bank is a federally chartered savings bank headquartered in Thomasville, Georgia that opened in 1937.

The Company was formed as part of the bank holding company reorganization of the Bank, which was completed on July 20, 2021. In connection with the reorganization, the Company sold 4,898,350 shares of its common stock at a price of $10.00 per share to the depositors of the Bank for net proceeds of approximately $49.0 million. On July 21, 2021, the Company's common stock commenced trading on the NASDAQ Stock Market under the symbol "TCBC".

In this report, unless the context indicates otherwise, all references to "we," "us" and "our" refer to the Company and the Bank, except that if the discussions relate to a period before July 20, 2021, these terms refer solely to the Bank.

TC Federal Bank

The Bank, was organized in 1934 as Thomas County Federal Savings & Loan Association and chartered in 1937 by the Federal Home Loan Bank Board as a mutual savings and loan association owned 100% by its depositors. Effective January 1, 2018, the Bank amended its corporate name to TC Federal Bank. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations in one- to four-family residential real estate loans, commercial real estate and multi-family loans, acquisition, development and land loans, commercial and industrial loans, home equity loans and lines of credit and consumer loans. In recent years, we have increased our focus, consistent with what we believe to be conservative underwriting standards, originating higher yielding commercial real estate and commercial and industrial loans.

We conduct our business from our main office in Thomasville, Georgia, a branch office and a residential mortgage center in Tallahassee, Florida and a commercial loan production office ("LPO") in Savannah, Georgia. We provide a variety of services to individual and commercial customers in its market areas.

Our results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings, and non-interest income largely from our customer service fees and sale of residential mortgages into the secondary market. Our results of operations are also affected by our level of operating expenses, the provision for loan losses, the impact of federal and state income taxes, the relative levels of interest rates and local and national economic activity. At December 31, 2021, we had total consolidated assets of $380.9 million, loans, net of the allowance for loan losses and deferred fees, of $266.3 million, deposits of $289.3 million and shareholders' equity of $86.8 million.

Available Information

Our internet address is www.tcfederal.com. We file with or furnish to the U.S. Securities and Exchange Commission (the "SEC") annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements. These documents are available free of charge on or through the "Investor Relations" section of our website as soon as reasonably practicable after they are filed with the SEC. The information contained on our website is not included in, nor incorporated by reference into, this Annual Report on Form 10-K. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Market Area

Our headquarters are located in Thomasville, Georgia, which is approximately 35 miles north of Tallahassee and 225 miles southwest of Atlanta, and 225 miles southwest of Savannah, Georgia. We primarily serve retail and small business customers located in and around Thomasville Georgia as well as Tallahassee, Florida and Savannah, Georgia, through our branch network, a commercial LPO located in Savannah, Georgia, and a residential mortgage center in Tallahassee, Florida. We consider our primary markets to be demographically and socioeconomically attractive.

Thomasville was founded in 1825, and serves as the county seat of Thomas County, Georgia. In 2021, the most recent estimate available, Thomas County had an estimated total population of 49,685. The largest employers in Thomas County are the Archbold Medical Center, the Thomas County School System and the Thomasville City School System. Thomasville is home to Flowers Foods (NYSE: FLO), the second largest baking company in the nation, and Archbold Medical Center, a four hospital, three nursing home health system with state-of-the-art facilities. Thomasville's economy focuses on healthcare and educational services, but also has significant manufacturing, retail and tourism industries.

Tallahassee is the capital city of Florida and is the county seat of Leon County, Florida. In 2021, the most recent estimate available, Leon County had an estimated total population of 297,432. The largest employers in Leon County are the State of Florida, Florida State University and Tallahassee memorial Healthcare, Inc. The greater Tallahassee area has the fastest growing economy per capita in Florida. Government and educational services are the central focus of Tallahassee's economy although professional, scientific and technical services, drawing on the highly educated population, play an important role as well.

Savannah is the oldest city in the state of Georgia and is the county seat of Chatham County, Georgia. In 2021, the most recent estimate available, Chatham County had an estimated total population of 289,684. The largest employers in Chatham County are Gulfstream Aerospace Corporation, Memorial Health University Medical Center and Savannah-Chatham County Board Education. Savannah's diverse economy consists of tourist attractions and retail shops, a major seaport, an army airbase, and health and educational services. The port of Savannah is home to the largest single-terminal container facility of its kind in North America.

Competition

We face competition within our market areas both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2021 (the most recent date for which data is available), our market share of deposits represented approximately 13.9% of Federal Deposit Insurance Corporation-insured deposits in Thomas County, ranking us third in market share of deposits out of six institutions operating in the county. Our deposit market share in Leon County is less than 1%, reflecting Leon County's much more competitive environment.

We compete for loans principally through the quality of our client service and our responsiveness to client needs in addition to competing on interest rates and loan fees. Management believes that our long-standing presence in the community and personal one-on-one service philosophy enhances our ability to compete favorably in attracting and retaining individual and business customers.

We rely upon personalized customer service, long-standing relationships with individual customers and businesses, and the favorable image of the Bank in the community to attract and retain deposits in addition to competing on rates paid. The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts we offer allows us to be competitive in obtaining funds and responding to changes in customer demand.

Personnel

At December 31, 2021, we had 54 full-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

Lending Activities

General. Since the early 2000’s, we have sought a diversified loan portfolio. We grant loans and extensions of credit to individuals and a variety of small businesses in our market areas. Our loan portfolio generally consists of one- to four-family residential real estate loans, commercial and multi-family real estate loans, construction and land development loans, commercial and industrial loans and consumer loans.

Loan Portfolio Composition. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	At December 31,
	2021	Percent	2020	Percent	2019	Percent
	(Dollars in thousand)
Real estate loans:
Residential	$98,433	36.3%	$105,837	39.6%	$109,604	44.1%
Home equity	11,511	4.2%	8,892	3.3%	6,855	2.8%
Multi-family	19,937	7.3%	15,141	5.7%	17,074	6.9%
Commercial	89,830	33.1%	72,718	27.2%	78,151	31.4%
Construction and land development	34,402	12.7%	29,983	11.2%	23,428	9.4%
Total real estate loans	254,113		232,571		235,112
Consumer loans	1,374	0.5%	5,372	2.0%	4,313	1.7%
Commercial and industrial loans	15,900	5.9%	29,600	11.1%	9,235	3.7%
Total loans	271,387	100%	267,543	100%	248,660	100%
Less: Allowance for loan losses	4,184		4,086		3,065
Less: Deferred loan fees	899		1,101		624
Loans, net	$266,304		$262,356		$244,971

Contractual Maturities. The following table sets forth certain information at December 31, 2021 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due one year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and the allowance for loan losses.

			Construction	Commercial
		Commercial	and Land	and
December 31, 2021	Residential	Real Estate	Development	Industrial
	(Dollars in thousands)
Amounts Due in:
One year or less	$2,357	$2,964	$9,500	$2,248
More than one to five years	22,569	35,574	12,519	8,410
More than five to fifteen years	17,604	48,345	8,737	5,242
More than fifteen years	55,903	2,947	3,646
Total	$98,433	$89,830	$34,402	$15,900

December 31, 2021	Home Equity	Multi-family	Consumer	Total
Amounts Due in:
One year or less	$96	$420	$242	$17,827
More than one to five years	92	10,323	723	90,210
More than five to fifteen years	10,991	4,479	409	95,807
More than fifteen years	332	4,715	—	67,543
Total	$11,511	$19,937	$1,374	$271,387

The total amount of loans due after December 31, 2022 which have pre-determined or fixed interest rates is $99.5 million, while the total amount of loans due after this date which have floating or adjustable interest rates is $154.1 million. The following table shows the dollar amount of all loans as of December 31, 2021 contractually due after December 31, 2022, as shown in the table above, which have fixed interest rates or which have floating or adjustable interest rates.

	Due after December 31, 2022
		Floating or
	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Residential	$67,272	$28,804	$96,076
Home equity	—	11,415	11,415
Multi-family residential	3,527	15,990	19,517
Commercial real estate	13,837	73,029	86,866
Construction and land development	13,434	11,468	24,902
Consumer	337	795	1,132
Commercial and industrial	1,093	12,559	13,652

Total	$99,500	$154,060	$253,560

One- to Four-Family Residential Real Estate Lending. At December 31, 2021, we had $98.4 million of loans secured by one- to four-family real estate, representing 36.3 % of our total loan portfolio. Of the $98.4 million, $30.1 million are loans secured by non-owner occupied properties, with the remaining $68.3 million of loans secured by owner occupied properties. Generally, non-owner occupied loans are booked into our loan portfolio on balloon terms with amortizations up to 20 years. In recent years, we have also originated single family owner-occupied loans for sale in the secondary market, and we intend to continue this activity to generate fee income. We currently generally only originate owner-occupied fixed-rate loans for sale into the secondary market.

Our one- to four-family owner occupied residential real estate loans are generally underwritten to internal guidelines and/or that of our investors. We generally follow documentation practices of Fannie Mae guidelines. The significant majority of our one- to four-family residential real estate loans are secured by properties located in our primary market area.

Our one- to four-family non-owner occupied residential real estate loans are underwritten per internal guidelines. We consider a number of factors in originating non-owner occupied residential real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower and its related entities, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property, the debt service coverage ratio (the ratio of net operating income to debt service), and underlying leases. Personal guarantees are generally obtained from the principals of the asset owning entities.

We generally limit the loan-to-value ratios of our one- to four-family residential mortgage loans to 85% of the purchase price or appraised value, whichever is lower. In addition, we occasionally make one- to four-family residential mortgage loans with loan-to-value ratios in excess of 85% of the purchase price or appraised value, whichever is less, if the borrower obtains private mortgage insurance.

Our one- to four-family owner occupied residential real estate loans typically have terms of up to 30 years. Our adjustable-rate loans typically have five to ten year fixed interest periods and then adjust annually with amortization terms of up to 30 years.

Our one-to-four family non-owner occupied residential real estate loans typically have fixed rates and have balloon terms of five to seven years. We offer one home equity line of credit with an interest only option and a ten-year term. These loans are limited primarily to borrowers’ personal primary residences and to those borrowers who reside within our primary market area with acceptable credit ratings. These loans can be secured either by a first or second lien position. At December 31, 2021, our home equity loans totaled $11.5 million, or 4.2% of gross loans.

We do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” on one- to four-family residential real estate loans (i.e., generally loans to borrowers with credit scores less than 620).

Commercial and Multi-Family Real Estate Loans. Our commercial real estate loans are secured by office buildings, farms, retail and mixed-use properties, churches, warehouses and restaurants, substantially all located in our market areas. Our multi-family real estate loans are secured by apartments, mobile home parks or other multi-family properties, substantially all located in our market areas. At December 31, 2021, we had $89.8 million in commercial real estate loans, representing 33.1% of our total loan portfolio. In addition, we had $19.9 million of multi-family residential real estate loans. At December 31, 2021, our commercial real estate loans had an average principal balance of $619,000 and our multi-family loans had an average principal balance of $747,000.

Most of our commercial real estate loans are balloon loans with a five to seven year initial term and a 20-year amortization period, although we do originate loans that fully amortize over 20 years with certain financial covenants in the loan agreements that would trigger an event of default. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. All of our commercial real estate loans are subject to our underwriting procedures and guidelines. At December 31, 2021, our two largest commercial real estate loans had $4.3 million and $3.8 million exposure, respectively. The first loan originated December 2020 in the amount of $4.6 million and is secured by various multi-family units. The second loan originated in November 2021 and had an original balance of $4.5 million; however, $750,000 was participated with another financial institution. This loan is secured by 31 acres of commercial land.

In 2016, we initiated a policy to manage concentration risk whereas we would limit our total exposure to a single piece of collateral property to $3.0 million and our exposure to a related entity aggregate debt of $5.0 million. In July 2021, these amounts were updated to $4.0 million for a single piece of collateral and exposure to a related entity aggregate debt of $6.5 million. There were no loans at December 31, 2021 that exceeded these limits.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower and its related entities, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property, the debt service coverage ratio (the ratio of net operating income to debt service), and the composition of the tenants and underlying leases. The significant majority of our commercial real estate loans are appraised by outside independent appraisers approved by the board of directors, although we are only required to obtain independent appraisals on commercial real estate loans in amounts of $500,000 or greater if the property is income-producing property or $1,000,000 or greater if the property is owner-occupied. Personal guarantees are generally obtained from the principals of commercial real estate borrowers.

Construction and Land Development Loans. We make construction loans, primarily to individuals for the construction of their primary or secondary residences or commercial structures, as well as loans to contractors and builders of single-family homes. We also make a limited amount of land development loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. Land development loans also include loans secured by land purchased for investment purposes. At December 31, 2021, our construction loans totaled $34.4 million, representing 12.7% of our total loan portfolio, and included $5.1 million of land development loans. At that date, we also had $29.3 million of construction loans in process. At December 31, 2021, $3.9 million of our single-family construction loans were to individuals and $25.4 million were to contractors and builders.

While we may originate loans to contractors and builders whether or not the collateral property underlying the loan is under contract for sale, we consider each project carefully in light of current residential real estate market conditions. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations. We generally will limit the maximum number of speculative units (units that are not pre-sold) approved for each builder. We have attempted to attenuate the risk inherent in speculative construction lending by doing business with experienced small and mid-sized builders within our market area.

We also originate construction loans for commercial development projects, including retail buildings, churches, small industrial, hotels and office buildings. Most of our construction loans are interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 12 months. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Construction loans generally can be made with a maximum loan-to-value ratio of 80% of the estimated appraised market value upon completion of the project. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also require inspections of the property before disbursements of funds during the term of the construction loan.

At December 31, 2021, our largest construction and land development loan exposure to any one borrower was $3.0 million. As of December 31, 2021, the outstanding balance was $206,000. This loan originated in February 2020 and is secured by various lots and homes located in our Tallahassee, Florida market area.

Commercial and Industrial Loans. We make commercial and industrial loans, primarily in our market area, to a variety of professionals, sole proprietorships and small businesses. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2021, commercial and industrial loans were $15.9 million, or 5.9% of our gross loans held for investment. As part of our relationship driven focus, we encourage our commercial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and margin. Our commercial and industrial loan portfolio was inflated due to our participation in the PPP loan program. During 2020, we originated 307 PPP loans totaling $25.1 million compared to 141 PPP loans totaling $8.7 million in 2021, before the PPP program expired on May 31, 2021. We began receiving SBA forgiveness payments towards the end of 2020, and our PPP loan portfolio had been reduced to 24 loans totaling $1.4 million at December 31, 2021.

Commercial lending products include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either adjustable or fixed rates of interest. Adjustable rates and fixed rates are based on the Wall Street Journal prime rate or the constant maturity treasury, plus a margin. We are focusing our efforts on experienced, growing small- to medium-sized, privately-held companies with solid historical financial performance and projected cash flow that operate in our market areas.

When making commercial and industrial loans, we consider the financial statements of the borrower and its related entities, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment. Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts of up to 90% of the value of the collateral securing the loan. All of these loans are secured by assets of the respective borrowers.

Our largest commercial and industrial loan at December 31, 2021 totaled $2.5 million, was originated in August, 2021 for $2.6 million. It is secured primarily with equipment of the company.

Consumer Loans. We offer a limited range of consumer loans, principally to customers residing in our primary market areas with other relationships with us and with acceptable credit ratings. Our consumer loans generally consist of loans secured by deposit accounts, loans on new and used automobiles and unsecured personal loans. At December 31, 2021, consumer and other loans were $1.4 million, or 0.5% of gross loans held for investment.

Loan Underwriting Risks

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. The primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have an aggregate debt service ratio, including the guarantor’s cash flow and the borrower’s other projects, of at least 1.20x. An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.

Commercial and Industrial Loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and the collateral securing these loans may fluctuate in value. Our commercial and industrial loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment, including rolling stock. Credit support provided by the borrower for most of these loans is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself.

Construction and Land Development Loans. Our construction loans are based upon estimates of costs and values associated with the completed project, along with the marketability of the completed project. Underwriting is focused on the borrower’s financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.

Construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. To mitigate this uncertainty, we generally require a third party review of the construction contracts or budgets on loans of over $1.0 million to assure reasonableness and ability to complete the project for the stated amount. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

Balloon Loans. Although balloon mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they reprice at the end of the term, the ability of the borrower to renew or repay the loan and the marketability of the underlying collateral may be adversely affected if real estate values decline prior to the expiration of the term of the loan or in a rising interest rate environment.

Adjustable-Rate Loans. Adjustable-rate loans better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, an increased monthly payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying collateral also may be adversely affected in a high interest rate environment.

Consumer Loans. Consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Originations, Purchases and Sales of Loans

Our lending activities are conducted by our loan personnel operating at our main and branch office locations, our LPO and residential mortgage center. All loans originated by us are underwritten pursuant to our policies and procedures. We primarily originate hybrid ARM loans and fixed-rate balloon loans and, to a lesser extent, fully amortized fixed-rate loans. Our ability to originate hybrid ARM loans and fixed-rate balloon loans or fully amortized fixed-rate loans is dependent upon relative customer demand for such loans, which is affected by current and expected future levels of market interest rates. We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys.

We will continue to evaluate purchasing or selling participation interests in loans. We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures. At December 31, 2021, we had $1.9 million of committed funds for loan participation interests that we purchased, all of which had been funded. At December 31, 2021, we had $20.4 million related to loans for which we had sold participations, with $17.9 million of that being funded.

The following table shows total loans (excluding loans held for sale) originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Loan originations:(1)
Residential	$23,738	$21,320	$16,551
Home equity	3,822	2,496	1,017
Multi-family residential	4,189	2,177	4,141
Commercial real estate	26,956	17,539	13,418
Construction and land development	14,576	12,796	10,959
Commercial and industrial	8,914	29,845	5,164
Consumer	701	7,067	627
Total loan originations	82,896	932,400	51,877
Loans purchased (2)	—	1,500	4,735
Total loans originated and acquired	82,896	94,740	56,612
Loans sold (3)	2,050	5,425	3,483
Loans transferred to real estate owned	1,380	—	7
Loan principal repayments	75,622	70,432	43,078
Total loans sold and principal repayments	79,052	68,657	46,568
Decrease due to other items, net (4)	—	—	(320)
Net increase in loan portfolio	$3,844	$18,883	$9,724

(1)
Includes loan participations originated by the Bank and sold to other lenders.
(2)
Participation interests in loans bought by the Bank.
(3)
Participation interests in loans sold by the Bank.
(4)
Other items consist of deferred fees and the allowance for loan losses.

In addition to originating loans for our own portfolio, we currently originate loans for sale to generate fee income. We sell residential loans through third-party loan servicers. At December 31, 2021, we held $2.8 million of loans for sale, and we sold $97.3 million of loans during the year ended December 31, 2021, all on a servicing-released basis, generating $2.1 million in gain on sale of loans income.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2021, based on the 15% limitation, the Bank’s loans-to-one-borrower limit was approximately $10.2 million. No relationship exceeded that amount at December 31, 2021.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, bank statements and tax returns.

All loan approval amounts are based on the aggregate loans, including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. Each of our President/Chief Executive Officer and Chief Credit Officer have individual authorization to approve secured loans up to $750,000. These individuals can combine their authority to approve loans up to $1.5 million as long as the total relationship exposure does not exceed $3.0 million. Combined, our President/Chief Executive Officer, Chief Financial Officer, Chief Credit Officer and Senior Lending Officer can approve loans up to the legal lending limit of the Bank. The Bank's Board of Directors reviews credit decisions on a monthly basis.

Generally, we require title insurance or abstracts on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

Delinquencies and Asset Quality

Delinquency Procedures. When a loan payment becomes 15 days past due, we contact the customer by mailing a late notice, and loan officers may contact their customers. If a loan payment becomes 30 days past due, we mail an additional late notice and a loan-specific letter written by a collection representative, and we also place telephone calls to the borrower. These loan collection efforts continue until a loan becomes 90 days past due, at which point we would refer the loan for foreclosure proceedings unless management determines that it is in the best interest of TC Federal Bank to work further with the borrower to arrange a workout plan. The foreclosure process would begin when a loan becomes 120 days delinquent. From time to time we may accept deeds in lieu of foreclosure.

Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable that at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further payments are used to reduce the principal outstanding.

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense in the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

A loan is classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Initially, such loans are on non-accrual. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

Delinquent Loans. The following table shows our delinquent loans and leases by the type of loan or lease and number of days delinquent as of December 31, 2021.

	At December 31,
	2021			2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due
	(Dollars in thousands)
December 31, 2021 -
Real estate loans:
Residential	$1,331	$75	$—	$41	$84	$197
Home equity	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	1,339
Construction and land development	—	10	60	—	—	—
Total real estate loans	1,331	85	60	41	84	1,536
Consumer loans	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	151	—	—
	$1,331	$85	$60	$192	$84	$1,536

Non-Performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven or loans modified at interest rates materially less than current market rates.

The following table shows the amounts of non-performing assets at the dates indicated.

	December 31,
	2021	2020	2019
	(Dollars in thousands)
Non-accruing loans:
Residential	$354	$624	$905
Home equity	—	—	4
Multi-family	—	—	—
Commercial	—	1,339	1,621
Construction and land development	60	—	15
Commercial and industrial	—	—	—
Consumer	—	—	—
Total non-accruing loans	$414	$1,963	$2,545
Accruing loans 90 days or more past due:
Residential	—	16	46
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction	—	—	—
Commercial and industrial	—	—	—
Consumer	—	—	—
Total accruing loans 90 days or more past due	—	16	46
Total non-performing loans (1)	414	1,979	2,591
Real estate owned, net (2)	1,115	81	358
Total non-performing assets	$1,529	$2,060	$2,949
Total accruing troubled debt restructurings	431	319	246
Total non-performing loans as a percentage of loans, gross	0.15%	0.74%	1.04%
Total non-performing loans as a percentage of total assets	0.11%	0.57%	0.81%
Total non-performing assets as a percentage of total assets	0.40%	0.59%	0.92%

(1)
Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)
Real estate owned balances are shown net of related loss allowances.

For the year ended December 31, 2021, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $28,000. The amount that was included in interest income on such loans during the period was $26,000.

Non-accrual Loans. Our largest loan in non-accrual status at year-end 2021 is a residential mortgage with a book value of $60,000, which was originated in March 2019 for $115,000 as a one- to four-family loan. The borrower went into non-accrual in November 2020 when the loan was more than 90 days past due. There has been no charge-off on the loan, and the borrower was current on its payments at December 31, 2021. In order to be returned to accruing status, a borrower must make six consecutive principal and interest payments on time.

Foreclosed Assets (Other Real Estate Owned). Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value, less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. We order a new appraisal before commencing foreclosure to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense, in either case during the applicable period of such determination. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value, less estimated costs to sell. At December 31, 2021, we had other real estate owned of $1.1 million.

We have two other real estate properties owned. The largest property is a professional medical/surgical center facility with a book value of $1.1 million. This property originated as a loan in August 2016 for $2.7 million as an SBA 7(a) loan with a 75% guaranty. The borrower went into default in September 2019, abandoning the building and the medical office equipment. The loan had been charged down by $1.1 million to $1.3 million, which was the current market value of the building and equipment less sales cost. The Bank took possession of the property through a deed in lieu in July 2021. An updated appraisal was obtained in December 2021, and an additional write-down of $235,000 was identified, of which our portion was $58,750 and the SBA's portion was $176,750.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable incurred losses. General allowances represent loss allowances which have been established to cover probable incurred losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the OCC and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At December 31,
	2021	2020	2019
	(Dollars in thousands)
Special mention	$12,761	$9,042	$2,421
Substandard	4,338	6,836	4,324
Doubtful	—	—	—
Loss	—	—	—
Total classified and criticized assets	$17,099	$15,878	$6,745

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable loan losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. The Asset Quality Committee’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, an ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

As an integral part of their examination process, the OCC periodically reviews our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process for establishing our allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of the Asset Quality Committee.

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	At or for the years ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Balance at beginning of period:	$4,086	$3,065	$3,186
Charge-offs:
Real estate loans:
Residential	$(11)	$(3)	$(15)
Home equity	—	(1)	—
Multi-family			—
Commercial	—	(63)	(199)
Construction and land development	—	(1)	-
Total real estate loans	(11)	(68)	(214)
Consumer loans	(48)	—	—
Commercial and industrial	(78)	—	—
Total Charge-offs	$(137)	$(68)	$(214)
Recoveries:
Real estate loans:
Residential	$34	$123	$21
Home equity	—	—	—
Multi-family	—	—	—
Commercial	20	—	—
Construction and development	24	32	38
Total real estate loans	78	155	59
Consumer loans	6	8	—
Commercial and industrial	28	146	34
Total recoveries	$112	$309	$93
Net (charge-offs) recoveries	$(25)	$241	$(121)
Provision for loan losses	123	780	—
Balance at end of period	$4,184	$4,086	$3,065
Net (charge-offs) recoveries during the period to average loans outstanding during the period	(0.01%)	0.09%	(0.05%)
Allowance as a percentage of non- performing loans	1010.6%	206.5%	118.3%
Allowance as a percentage of total loans, net (end of period)	1.54%	1.53%	1.23%

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category and the percent of the loans in each category at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

The following table summarizes the distribution of the allowance for loan losses by category at the dates indicated.

	At December 31,
	2021		2020		2019
	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for Loan Losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans
	(Dollars in thousands)
Real estate loans:
Residential	$1,469	36.3%	$1,445	39.6%	$1,319	44.1%
Home equity	174	4.2%	134	3.3%	83	2.8%
Multi-family	288	7.3%	311	5.7%	283	6.9%
Commercial	1,758	33.1%	1,531	27.2%	1,084	31.4%
Construction and land development	351	12.7%	387	11.2%	187	9.4%
Total real estate loans	4,040	93.6%	3,808	86.9%	2,956	94.6%
Consumer loans	2	0.5%	1	2.0%	2	1.7%
Commercial and industrial loans	110	5.9%	102	11.1%	—	3.7%
Unallocated	32	0.0%	175	0.0%	107	0.0%
Total loans	$4,184	100%	$4,086	100%	$3,065	100%

Investment Activities

General. The goals of our investment policy are to provide liquidity, meet pledging requirements, generate a reasonable rate of return, and minimize risk. Subject to loan demand, the potential uses of our liquidity and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity. We expect to initially invest a substantial portion of the proceeds of the offering in short-term and other investments, including U.S. government securities.

Our investment policy was adopted by the board of directors and is reviewed annually by the board of directors. All investment decisions are made by our Asset/Liability Management Committee, consisting of our President/Chief Executive Officer, Chief Credit Officer, Chief Financial Officer, members of the board of directors, and other members of senior management. The Chief Financial Officer provides an investment schedule detailing the investment portfolio which is reviewed at least monthly by the Asset/Liability Management Committee.

Our current investment policy permits, with certain limitations: investments in U.S. Treasury securities; securities issued by the U.S. government and its agencies or government sponsored enterprises including mortgage-backed securities and collateralized mortgage obligations (“CMOs”) issued by Fannie Mae, Ginnie Mae and Freddie Mac; corporate and municipal bonds; certificates of deposit in other financial institutions; federal funds and money market funds.

The table below sets forth information regarding the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2021, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	At December 31,
	2021		2020		2019
	Book	Fair	Book	Fair	Book	Fair
	Value	Value	Value	Value	Value	Value
	(Dollars in thousands)
Securities available for sale:
U.S. treasuries	$5,129	$5,104	$—	$—	$—	$—
Municipal bonds	8,767	8,597	—	—	—	—
Mortgage-backed securities	10,295	10,369	5,944	6,281	9,791	9,941
Collateral mortgage obligations	18,804	18,730	8,966	9,135	9,766	9,650
Corporate obligations	2,875	2,832	500	501	2,500	2,517
Total investment securities	$45,870	$45,632	$15,410	$15,917	$22,057	$22,108

Portfolio Maturities and Yields. The composition and maturities of our investment portfolio at December 31, 2021 are indicated in the following table. Maturities are based on the final contractual payment date and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. As of December 31, 2021, no securities were held to maturity. There were no securities due in one year or less or one year to five years at December 31, 2021.

	Over Five to Ten Years		Total Securities
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield

Securities available for sale:
U.S. treasuries	$5,129	1.27%	$5,129	1.27%
Municipal bonds	8,767	1.72%	8,767	1.72%
Corporate obligations	2,875	3.70%	2,875	3.70%
Total securities available for sale	$16,771		$16,771

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also may use borrowings to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities and repayments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from our primary market area. Our primary deposit products are personal checking accounts, business checking accounts, savings accounts, money market accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have accepted minimal brokered deposits in recent periods.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and the favorable image of TC Federal Bank in the community to attract and retain deposits. We also seek to obtain deposits from our commercial loan customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth our average deposits by dollar amount and the average rate paid for the various types of deposit programs we offered at the dates indicated.

	2021			2020			2019
	Average	Percent	Average	Average	Percent	Average	Average	Percent	Average
	Amount	of Total	Rate	Amount	of Total	Rate	Amount	of Total	Rate
	(Dollars in thousands)
Deposits:
Non-interest-bearing checking	$38,472	12.6%	—%	$52,552	18.7%	—%	$14,541	5.6%	—%
Interest-bearing checking	52,224	17.1%	0.09%	14,636	5.2%	0.07%	34,813	13.5%	0.24%
Savings	35,059	11.5%	0.04%	32,999	11.7%	0.39%	28,297	10.9%	0.49%
Money market	100,607	33.0%	0.25%	82,778	29.5%	0.72%	76,523	29.6%	1.19%
Certificates of deposit	78,843	25.8%	0.84%	98,065	34.9%	1.53%	104,672	40.4%	1.82%
Total deposits	$305,205	100.0%	0.37%	$281,030	100.0%	0.88%	$258,846	100.0%	1.24%

The following table sets forth our total deposit activities for the periods indicated.

	Years Ended December 31,
	2021	2020	2019
	(Dollars In thousands)
Beginning balance	$294,100	$273,604	$250,344
Net deposits	(5,495)	18,443	20,479
Interest credited	712	2,053	2,781
Ending balance	$289,317	$294,100	$273,604
Net increase	$(4,783)	$20,496	$23,260
Percent increase	(1.6)%	7.5%	9.3%

The following table sets forth the rate and maturity information of our time deposit certificates at December 31, 2021.

	2021
	Amount Due
	One Year or Less	More Than One Year to Two Years	More Than Two Year to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
Certificates of Deposit:
0.00 - 1.00%	$47,767	$11,254	$1,230	$1,648	$61,899	85.3%
1.01 - 2.00%	4,886	851	322	38	6,097	8.4%
2.01 - 3.00%	2,145	2,057	332	-	4,534	6.3%
Total certificates of deposit	$54,798	$14,162	$1,884	$1,686	$72,530	100.0%

	2020
	Amount Due
	One Year or Less	More Than One Year to Two Years	More Than Two Year to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
Certificates of Deposit:
0.00 - 1.00%	$30,728	$5,280	$958	$1,151	$38,117	44.0%
1.01 - 2.00%	20,370	5,276	1,000	432	27,078	31.3%
2.01 - 3.00%	17,073	1,796	2,116	321	21,306	24.6%
3.01 - 4.00%	75				75	0.1%
Total certificates of deposit	$68,246	$12,352	$4,074	$1,904	$86,576	100.0%

The following table indicates the amount of our certificates of deposit which are greater than the FDIC insurance limit of $250,000 as of December 31, 2021 by time remaining until maturity.

(Dollars In thousands)
Maturity Period:
Three months or less	$2,195
Over three through six months	1,777
Over six through twelve months	2,249
Over twelve months	1,612
Total	$7,833

Borrowings. Deposits are the primary source of funds for our lending and investment activities and general business purposes. However, as an alternate source of liquidity, we may obtain advances from the Federal Home Loan Bank of Atlanta, ("FHLB"), purchase federal funds from designated correspondent banks, and engage in overnight borrowings from the Federal Reserve. The level of short-term borrowings can fluctuate on a daily basis depending on funding needs and the source of the funds to satisfy the needs.

As of December 31, 2021, we had $15.7 million in credit available with FHLB. In addition, we have three unsecured federal funds lines of credit, in the aggregate amount of $19.5 million, and approximately $5.7 million available from the Federal Reserve Discount Window. No amounts were outstanding on these lines of credit at year ended December 31, 2021.

The following tables set forth information regarding our borrowing at the end of and during the periods indicated. The tables include both long- and short-term borrowings.

	Years Ended December 31,
	2021	2020	2019
	(Dollars In thousands)
FHLB Advances
Average balance outstanding	$4,736	$9,313	$2,901
Maximum Amount outstanding at any month-end during the period	$10,345	$12,769	$2,978
Balance outstanding at end of period	$—	$9,515	$2,825
Average interest rate during the period	0.85%	1.00%	2.46%
Weighted average interest rate at end of period	—	0.86%	2.41%

SUPERVISION AND REGULATION

General

As a bank holding company, TC Bancshares, Inc. is subject to examination and supervision by, and is required to file certain reports with, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company is also subject to the rules and regulations of the SEC under the federal securities laws. The Federal Reserve Board has not introduced any corresponding regulations for treatment of holding companies of covered savings associations, so ambiguity remains regarding the ongoing treatment and regulation of such holding companies.

As a federal savings bank, TC Federal Bank is subject to examination, supervision and regulation, primarily by the Office of the Comptroller of the Currency (“OCC”), and, secondarily, by the Federal Deposit Insurance Corporation (“FDIC”) as deposits insurer. The federal system of supervision and regulation establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund.

The Bank is also regulated to a lesser extent by the Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. In addition, the Bank is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the 11 regional banks in the Federal Home Loan Bank System. The Bank’s relationship with its depositors and borrowers is also regulated to a great extent by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents.

The Bank elected to operate as a “covered savings association.” As a covered savings association, the Bank maintains its charter as a federal savings bank, but also has the power to engage in the same activities (including investment activities) as a national bank, subject to the same authorization, terms, and conditions as a national bank. Covered savings associations are subject to the federal savings association laws in the area of governance, consolidation, merger, dissolution, conservatorship and receivership. As a covered savings association, the Bank is not required to comply with the lending limits established by the Home Owners’ Loan Act that are applicable to federal savings associations.

Set forth below are certain material regulatory requirements that are applicable to the Company and the Bank. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on the Company and the Bank and is qualified by reference to the statutory and regulatory provisions discussed. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on the Company, Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. Subsequent regulations issued by the Federal Reserve Board generally exempted from these requirements bank and savings and loan holding companies of less than $3 billion of consolidated assets, such as the Company. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. Additionally, the Dodd-Frank Act authorized the payment of interest on commercial checking accounts, effective July 21, 2011.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (the “CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets continue to be examined for compliance by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings banks, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring publicly traded companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded. Further, the legislation required that originators of securitized loans retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations. The implementation of the legislation is an ongoing process and the impact on operations cannot yet fully be assessed. However, there is a significant likelihood that the Dodd-Frank Act will result in an increased regulatory burden and compliance, operating and interest expense for the Company and the Bank.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. However, as a covered savings association, the Bank is not subject to the qualified thrift lender test and the lending restrictions under the Home Owners’ Loan Act. Covered savings associations such as the Bank have the power and authority to engage in the same activities as a national bank. Prior to the Bank’s election to become a covered savings association, the Bank had authority to establish, subject to specified investment limits, service corporation subsidiaries that may engage in certain activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage. Upon election to become a covered savings association, the Bank was required to divest or discontinue subsidiaries, assets or activities that are not permissible for national banks, and no divestitures were required.

Examinations and Assessments. The Bank is primarily supervised by the OCC. The Bank is required to file reports with and is subject to periodic examination by the OCC. The Bank is required to pay assessments to the OCC to fund the agency’s operations.

Capital Requirements. Federal regulations require FDIC-insured depository institutions, including federal savings banks, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The regulations also establish a minimum required leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. The Bank exercised the AOCI opt-out.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

The FASB adopted a new credit loss accounting standard applicable to all banks, savings banks, credit unions, and financial holding companies, regardless of size and is effective for the Bank for our fiscal year beginning on January 1, 2023. The final rule allows for an optional three-year phase in of the day-one adverse effects on a bank’s regulatory capital. This Current Expected Credit Loss (“CECL”) standard requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.

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

The federal banking agencies proposed a rule to establish for institutions with assets of less than $10 billion that meet other specified criteria a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) of 9% that such institutions may elect to utilize in lieu of the generally applicable leverage and risk-based capital requirements under the Basel Committee on Banking Supervision (“Basel III”). A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” The rule was adopted in final form, effective January 1, 2020. The Bank has not elected to use the community bank leverage ratio.

We have analyzed the effects of these new capital requirements, and at December 31, 2021, the Bank’s capital exceeded and we believe that the Bank meets all of these new requirements, including the full 2.5% capital conservation buffer.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2021, the Bank was in compliance with the loans-to-one borrower limitations.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations. Under the federal Prompt Corrective Action statute, the OCC is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. An institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4% is considered to be “undercapitalized.” A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”

Generally, the OCC is required to appoint a receiver or conservator for a federal savings bank that becomes “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date that a federal savings bank is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a federal savings bank that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5.0% of the savings bank’s assets at the time it was deemed to be undercapitalized by the OCC or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as restrictions on capital distributions and asset growth. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2021, the Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%

Qualified Thrift Lender Test. As a covered savings association, the Bank is not required to satisfy the qualified thrift lender, or “QTL,” test with which other federal savings banks would otherwise be required to comply. If the QTL test were to apply to the Bank, the bank would be required maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12-month period under the QTL test. “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business. Alternatively, the Bank would be able satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. Although the QTL test may not be applicable to the Bank because of its covered savings association status, at December 31, 2020, the Bank satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A federal savings bank must file an application with the OCC for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;
•
the savings bank would not be at least adequately capitalized following the distribution;
•
the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or
•
the savings bank is not eligible for expedited treatment of its filings.

An application or notice related to a capital distribution may be disapproved if:

•
the federal savings bank would be undercapitalized following the distribution
•
the proposed capital distribution raises safety and soundness concerns; or
•
the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings bank also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws. All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the OCC is required to assess the federal savings bank’s record of compliance with the Community Reinvestment Act. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

In December 2019, the OCC and the FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for Community Reinvestment Act credit; (iii) create a more transparent and objective method for measuring Community Reinvestment Act performance; and (iv) provide for more transparent, consistent, and timely Community Reinvestment Act -related data collection, recordkeeping, and reporting. However, the Federal Reserve has not joined the proposed rulemaking. In May 2020, the OCC issued its final Community Reinvestment Act rule, which was later rescinded in December 2021, replacing it with a rule based on the rules adopted jointly by the federal banking agencies in 1995. On the same day that the OCC announced its plans to rescind the Community Reinvestment Act final rule, the OCC, FDIC, and Federal Reserve announced that they are working together to “strengthen and modernize” the rules implementing the Community Reinvestment Act. The effects on the Bank of any potential change to the Community Reinvestment Act rules will depend on the final form of any federal rulemaking and cannot be predicted at this time. Management will continue to evaluate any changes to the Community Reinvestment Act’s regulations and their impact to the Bank.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as the Bank. The Company is an affiliate of the Bank because of its control of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
•
not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The OCC has primary enforcement responsibility over federal savings banks and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution to the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings bank. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC insured financial institutions such as the Bank. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years and certain other factors. An institution’s rate depended upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower FDIC assessments. FDIC assessments are based upon each insured institution’s total assets less tangible equity instead of deposits. Effective July 1, 2016, the FDIC adopted an assessment range (inclusive of possible adjustments) for most banks and savings banks of 1.5 basis points to 30 basis points.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Financial Privacy and Cybersecurity. Under privacy protection provisions of the Gramm-Leach-Bliley Act of 1999 and related regulations, we are limited in our ability to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services.

Consumers must be notified in the event of a data breach under applicable state laws. Multiple states and Congress are considering laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on November 18, 2021, the federal financial regulatory agencies published a final rule that will impose upon banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the final rule. Banks’ service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The final rule will take effect on April 1, 2022 and banks and their service providers must be in compliance with the requirements of the rule by May 1, 2022.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2021, the Bank was in compliance with this requirement. While the Bank’s ability to borrow from the Federal Home Loan Bank of Atlanta provides an additional source of liquidity, the Bank has historically not used Federal Home Loan Bank advances to fund its operations.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•
Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•
Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•
Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•
Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•
Truth in Savings Act; and
•
rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;
•
The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and
•
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered with the Federal Reserve Board and subject to the regulation, examination, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary depository institution. Little is known regarding the supervision and regulation of holding companies of covered savings associations because the adopting rules governing covered savings association does not address the issue and neither the OCC nor the Federal Reserve Board has provided any guidance.

Permissible Activities. A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

As a bank holding company, the Company can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities; providing financial and investment advisory services and underwriting services; and engaging in limited merchant banking activities. We have not sought financial holding company status, but we may elect that status in the future as our business matures. If we were to elect in writing for financial holding company status, we would be required to be well capitalized and well managed, and the Bank would also have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act.

Capital. The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to bank holding companies; as is the case with institutions themselves, the capital conservation buffer was phased in between 2016 and 2019. However, the Federal Reserve Board has provided a “small bank holding company” exception to its consolidated capital requirements, and legislation and the related issuance of regulations by the Federal Reserve Board has increased the threshold for the exception to $3.0 billion. As a result, the Company is not currently subject to the capital requirement because its consolidated assets do not exceed $3.0 billion.

Source of Strength. The Dodd-Frank Act “source of strength” doctrine applies to bank holding companies. The Federal Reserve Board has issued regulations requiring that all bank holding companies serve as a source of strength to their subsidiary depository institutions.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a bank holding company to pay dividends may be restricted if a subsidiary insured depository institution becomes undercapitalized. The regulatory guidance also states that a bank holding company should inform Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Change in Control. Under the Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a bank holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. The Federal Reserve Board has adopted a final rule, effective September 30, 2020, that revises its framework for determining whether a company, under the Bank Holding Company Act, as amended, has a “controlling influence” over a bank or savings and loan holding company.

Federal Securities Laws

Our common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended, and we are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold shareholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, the Company will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under SEC regulations. The Company will remain a “smaller reporting company” so long as it has a less than $250 million in shares tradable by the public (excluding equity held by affiliates and insiders, referred to as a “public float”) or the Company has less than $100 million in annual revenues and less than $700 million in public float. Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The Company has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933, which for us is July 20, 2021); (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under SEC regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our financial position, results of operations and cash flows. The risks described below should carefully be considered together with the other information contained in this report

Risks Related to the COVID-19 Pandemic and the Associated Economic Slowdown.

The ongoing COVID-19 pandemic could have an adverse impact on our financial performance and results of operations.

As the COVID-19 pandemic has evolved from its emergence in early 2020, so has its impact. Many states have re-instituted, or strongly encouraged, varying levels of quarantines and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the long-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential impacts are uncertain and difficult to assess.

Although financial markets have largely rebounded from the significant declines that occurred earlier in the pandemic and global economic conditions showed signs of improvement during the second half of 2020 and throughout 2021, many of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic persist, which may subject us to a number of risks including, without limitation, the following:

•
lower loan demand and an increased risk of loan delinquencies, defaults, and foreclosures due a number of factors, including continuing supply chain issues, decreased consumer and business confidence and economic activity;
•
collateral for loans, especially real estate, may decline in value, which may reduce our ability to liquidate such collateral and could cause loan losses to increase and impair our ability over the long run to maintain our loan origination volume;
•
volatility in financial and capital markets and interest rates;
•
a significant decline in the market value of our common stock;
•
increased demands on capital and liquidity;
•
heightened cybersecurity, information security, and operational risks as cybercriminals attempt to profit from the disruption resulting from the pandemic given increased online and remote activity, including as a result of work-from-home arrangements;
•
disruptions to business operations experienced by counterparties and service providers;
•
increased risk of business disruption from the loss of employees due to their inability to work effectively because of illness, quarantines, government actions, failures in systems or technology that disrupt work-from-home arrangements, or other effects of the COVID-19 pandemic, including the increase in employee resignations currently taking place throughout the United States in connection with the COVID-19 pandemic, which is commonly referred to as the “great resignation”; and
•
decreased demands for our products and services.

We have also experienced and may continue to experience other negative impacts to our business as a result of the pandemic that could exacerbate other risks discussed in this “Risk Factors” section. The ongoing fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to us.

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

At December 31, 2021, commercial real estate loans totaled $89.8 million, or 33.1% of our loan portfolio, commercial and industrial loans totaled $15.9 million, or 5.9% of our loan portfolio, construction and land development loans totaled $34.4 million, or 12.7% of our loan portfolio and multi-family loans totaled $19.9 million, or 7.3% of our loan portfolio. Given their larger balances and the complexity of the underlying collateral, commercial and multi-family real estate, construction and land development loans, and commercial and industrial loans generally have more risk than the one- to four-family residential real estate loans we originate. Because the repayment of commercial real estate and commercial and industrial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Because construction and development loans rely on the demand for lots and housing, the ability of developers to repay loans can be impacted by the economy’s impact on consumers. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. Further, unlike residential mortgage loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may depreciate over time, may be more difficult to appraise and may be more susceptible to fluctuation in value at default. A downturn in the economy may also impact landlords’ ability to retain and find new tenants in non-owner-occupied real estate properties. In addition, the physical condition of non-owner-occupied properties may be below that of owner-occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. As our commercial and multi-family real estate and commercial and industrial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

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

The Financial Accounting Standards Board (“FASB”) adopted a new credit loss accounting standard, the Current Expected Credit Loss (“CECL”) model which will become applicable to us in 2023. The CECL model will change the current method of providing allowances for loan and lease losses (“ALLL”), which we expect may require us to increase our allowance for loan losses, and to greatly increase the data we would need to collect and review to determine the appropriate level of the ALLL. Under CECL, the allowance for credit loss is an estimate of the expected credit losses on financial assets measured at amortized cost, which is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. CECL requires an allowance to be created upon the origination or acquisition of a financial asset measured at amortized cost. Any increase in our ALLL, or expenses incurred to determine the appropriate level of the ALLL, may have a material adverse effect on our financial condition and results of operations.

The new CECL standard will become effective for us on January 1, 2023 and for interim periods within that year. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our business, financial condition and results of operations

Risks Related to Our Business Strategy.

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

We depend on our management team and other key personnel to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.

We are dependent upon the services of the members of our senior management team who direct our strategy and operations. Members of our senior management team, or lending personnel who possess expertise in our markets and key business relationships, could be difficult to replace. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business strategy may be lengthy. In 2021, there has been a dramatic increase in workers leaving their positions throughout our industry (9 and other industries) that is being referred to as the "great resignation," and the market to build, retain and replace talent has become even more highly competitive. Our loss of these persons, or our inability to hire additional qualified personnel, or the cost of replacing such personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets. We currently have a comprehensive succession plan in place for key members of our senior management team.

Risks Related to Interest Rates.

A continuation of the historically low interest rate environment and the possibility that we may access higher-cost funds to support our loan growth and operations may adversely affect our net interest income and profitability.

In response to the COVID-19 pandemic, in March 2020, the Federal Open Market Committee cut interest rates to historically low levels through its targeted federal funds rate. While we expect that this reduction of interest rates will, gradually and slowly over the course of the next year, be reversed, the timing and expected impact of this anticipated reversal in interest rate trends is unknown. Our ability to reduce our interest expense may be limited over time if these historically low rate levels continue, as the consumer may ultimately choose to seek higher-yielding investments elsewhere. Earnings could be adversely affected if the interest rates received on loans and investment securities fall more quickly than the interest rates paid on deposits and borrowings. Simultaneously, at current interest rate levels our interest-earning assets may continue to decrease and our interest expense may increase as we find it necessary to potentially access non-core funding sources or increase deposit rates to fund our operations. A continuation of a low interest rate environment or an increase in our cost of funds may adversely affect our net interest income, and therefore earnings, which would have an adverse effect on our profitability.

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

Risks Related to Laws and Regulations.

We may be materially and adversely affected by the highly regulated environment in which we operate.

The Bank is subject to extensive regulation, supervision and examination by the OCC, and the Company is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such supervision and regulation governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors and borrowers of the Bank, rather than for our shareholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

The Dodd-Frank Act has significantly changed the regulation of banks and savings institutions and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have been given significant discretion in drafting the implementing rules and regulations, many of which are not in final form. As a result, we cannot at this time predict the full extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with the Dodd-Frank Act and its implementing regulations and policies has already resulted in changes to our business and operations, as well as additional costs, and has diverted management’s time from other business activities, all of which have adversely affected our financial condition and results of operations.

We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.

With a new Congress taking office in 2021, Democrats have retained control of the U.S. House of Representatives, and have gained control of the U.S. Senate, albeit with a majority found only in the tie-breaking vote of Vice President Harris. However slim the majorities, though, the net result was a unified Democratic control of the White House and both chambers of Congress, and consequently Democrats are able to set the agenda both legislatively, in the Administration, and in the regulatory agencies that have rulemaking and supervisory authority over the financial services industry generally and the Company and the Bank specifically. Congressional committees with jurisdiction over the banking sector have pursued oversight and legislative initiatives in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other Environmental, Social, and Governance matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets, and oversight of the COVID-19 pandemic response and economic recovery. The prospects for the enactment of major banking reform legislation are unclear at this time.

Moreover, the turnover of the presidential administration resulted in certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, CFTC, SEC, and the Treasury Department, with certain significant leadership positions yet to be filled, including the Comptroller of the Currency, the Chair of the FDIC and three vacancies among the Governors of the Federal Reserve Board, including the Vice Chair for Supervision. These changes have impacted the rulemaking, supervision, examination and enforcement priorities and policies of the agencies and likely will continue to do so over the next several years. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Company and the Bank, cannot be predicted at this time. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

Uncertainty exists with regard to regulation of holding companies of covered savings associations.

Effective July 1, 2019, the Bank qualified as a “covered savings association” and elected to hold such status. On May 24, 2019, the OCC issued a final rule and outlined the nature and powers of a covered savings association as well as the applicable regulatory structure. Although as a covered savings association we are subject to the same reporting and regulatory requirements as a federal savings bank, neither the OCC nor the Federal Reserve Board has adopted regulations on the treatment of covered savings association holding companies. Based on guidance from the Federal Reserve Board, the Company is a bank holding company of a covered savings association. However, ambiguity remains on the ongoing treatment and regulation of such entities.

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

We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.

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

We have analyzed the effects of these capital requirements, and we believe that the Bank meets all of these requirements, including the full 2.5% capital conservation buffer. Furthermore, the Bank runs an annual stress test on its loan portfolio to determine its ability to maintain the full capital conservation buffer in the event of heightened loan losses similar or greater than those experienced by banking peers in the Great Recession. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.”

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

As a result of our stock offering in July 2021, we became a public reporting company. We expect that the obligations of being a public company, including the substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”) requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

Risks Related to Accounting Matters.

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including the FASB or SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing periodic reports we will be required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. The areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for loan losses and our determinations with respect to amounts owed for income taxes.

The uncertainty surrounding the lasting effects of the COVID-19 pandemic may negatively impact results, and our management team’s assumptions may not account for such effects.

We have a significant amount of net operating losses that we may not be able to utilize.

During the Great Recession, we generated significant net operating losses and unrealized tax losses (collectively, “NOLs”). As of December 31, 2021, we had an estimated federal NOL carryforward of $5.3 million and an estimated state NOL carryforward of $6.0 million, and recognized a deferred tax asset of $1.3 million related to NOL carryforwards. These NOLs generally may be carried forward for a 20-year period to offset future taxable income and reduce our federal and state income tax liability, respectively. Our federal and state NOL carry-forwards begin to expire in 2031 unless previously utilized.

As a result of our conversion from mutual to stock form of ownership and our contemporaneous stock offering, it is possible that we would incur an “ownership change” under Section 382 of the Internal Revenue Code (“Section 382”). An ownership change will occur if after the conversion, the persons who are considered “owners” of the Bank before the conversion own less than 50% of our holding company’s stock immediately after the conversion. In addition, an ownership change will occur if, over a rolling three-year period, the percentage of the common stock of the Company owned by shareholders holding 5% or more of our common stock has increased by more than 50% over the lowest percentage of common stock owned by such shareholders during the three-year period. In general, if a company incurs an ownership change under Section 382, the company’s ability to utilize an NOL carryforward to offset its taxable income becomes limited to a certain amount per year. This limitation is computed by multiplying the company’s fair market value immediately before the ownership change by a rate equal to the long-term tax-exempt rate for the month in which the ownership change occurs.

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

Certain of our investment securities are currently indexed to LIBOR to calculate the loan interest rate. The continued availability of the LIBOR index is not guaranteed after 2022. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected.

Risks Related to our Common Stock

The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.

The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may affect the market price and trading volume of our common stock, including, without limitation, the risks discussed elsewhere in this “Risk Factors” section and:

•
actual or anticipated fluctuations in our operating results, financial condition or asset quality;
•
changes in economic or business conditions;
•
the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve Board;
•
publication of research reports about us, our competitors or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or the cessation of coverage;
•
operating and stock price performance of companies that investors deem comparable to us;
•
additional or anticipated sales of our common stock or other securities by us or our existing shareholders;
•
additions, departures or inability to retain of key personnel;
•
perceptions and speculations in the marketplace regarding our competitors or us;
•
price and volume fluctuations in the overall stock market from time to time;
•
litigation involving us, our industry or both;
•
investigations by regulators into our operations or those of our competitors;
•
new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•
changes in accounting standards, policies, guidelines, interpretations or principles;
•
actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•
significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
•
other economic, competitive, governmental, regulatory or technological factors affecting our operations, pricing, products and services; and
•
other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the financial services industry.

The stock market and, in particular, the market for financial institution stocks have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

The implementation of one or more stock-based benefit plans may dilute your ownership interest.

We intend to adopt one or more stock-based benefit plans. The stock-based benefit plans will be funded through either open market purchases, if permitted, or from the issuance of authorized but unissued shares. Our shareholders will experience a reduction in ownership interest in the event newly issued shares are used to fund stock options and stock awards under any such plans.

The corporate governance provisions in our articles of incorporation and bylaws may prevent or impede the holders of a minority of our common stock from obtaining representation on our board of directors and may also prevent or impede a change in control.

Provisions in our articles of incorporation and bylaws may prevent or impede holders of a minority of our common stock from obtaining representation on our board of directors. For example, our board of directors is divided into three classes with staggered three-year terms. A classified board makes it more difficult for shareholders to change a majority of the directors because it generally takes at least two annual elections of directors for this to occur. Second, our articles of incorporation provides that there will not be cumulative voting by shareholders for the election of our directors. Also, we have the ability to issue preferred stock without shareholder approval with voting rights to third parties who may be friendly to our board of directors.

In addition, our articles of incorporation generally provide that, for a period of three years from July 20, 2021, the date closing of our initial public offering, no person may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of any class of our equity securities held by any person other than the Company, and that any shares acquired in excess of this limit would not be entitled to be voted and would not be counted as voting stock in connection with any matters submitted to the shareholders for a vote.

Under Federal Reserve Board regulations, no person may directly or indirectly acquire or offer to acquire beneficial ownership of more than 10% of our common stock without prior approval of the Federal Reserve Board. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve Board before acquiring control of a bank holding company. Acquisition of 10% or more of any class of voting stock of a bank holding company creates a rebuttable presumption that the acquirer “controls” the holding company. Also, a bank holding company must obtain the prior approval of the Federal Reserve Board before, among other things, acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any bank, including the Bank.

Our management team has limited experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business.

Our management team has limited experience managing a publicly-traded company or complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition into a public company, which will be subject to significant regulatory oversight and reporting obligations under federal securities laws. In particular, these new obligations will require substantial attention from our management and may divert their attention away from the day-to-day management of our business, which could materially and adversely impact our business operations.

You may not receive dividends on our common stock.

Holders of our common stock are only entitled to receive dividends as our board of directors may declare out of funds legally available for such payments. The declaration and payment of future cash dividends will be subject to, among other things, regulatory restrictions, our then current and projected consolidated operating results, financial condition, tax considerations, future growth plans, general economic conditions, and other factors our board of directors deems relevant. See the sections entitled “Supervision and Regulation—Federal Banking Regulation—Capital Requirements”; “—Capital Distributions”; and “—Holding Company Regulation” in Item 1 of this report.

The will depend primarily upon the proceeds it retains from the offering as well as earnings of the Bank to provide funds to pay dividends on our common stock. The payment of dividends by the Bank also is subject to certain regulatory restrictions. Federal law generally prohibits a depository institution from making any capital distributions (including payment of a dividend) to its parent holding company if the depository institution would thereafter be or continue to be undercapitalized, and dividends by a depository institution are subject to additional limitations.

As a result, any payment of dividends in the future by the Company will depend, in large part, on the Bank’s ability to satisfy these regulatory restrictions and its earnings, capital requirements, financial condition and other factors.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As an emerging growth company, we also will not be subject to Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

We could remain an “emerging growth company” for up to five years following the completion of our initial public offering, or until the earliest of (a) the last day of the first fiscal year in which our total annual gross revenues amount to $1.07 billion or more, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

As a result, our shareholders may not have access to certain information they may deem important, and investors may find our common stock less attractive if we choose to rely on these exemptions. This could result in a less active trading market for our common stock and the price of our common stock may be more volatile.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently conduct business from our main office, a full service branch in Tallahassee, Florida, a commercial LPO in Savannah, Georgia and a residential mortgage center in Tallahassee, Florida. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at December 31, 2021:

			Net Book Value
		Date of	of Property and
		Lease	Leasehold	Amount of
Location	Leased/Owned	Expiration	Improvements	Deposits
	(Dollar in thousands)
Main Office 131 South Dawson Street Thomasville, Georgia 31799	Owned	N/A	$1,934	$207,291
Tallahassee Branch 2915-501 Kerry Forest Parkway Tallahassee, Florida 32309	Owned	N/A	$1,264	$82,026
Savannah Commercial LPO 105 West Congress St, Unit C Savannah, Georgia 31401	Leased	12/31/22	$14	N/A
Residential Mortgage Center 2282 Killearn Center Boulevard, Suite B Tallahassee, Florida 32308	Leased	9/1/22	—	N/A

Total			$3,212	$289,317

Item 3. Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2021, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's shares of common stock are traded on the Nasdaq Capital Market under the symbol TCBC. As of March 22,2022 there were approximately 562 shareholders of record of our common stock.

We have never paid a cash dividend on our common stock. Although we may pay cash dividends in the future, we intend to retain a large majority of any earnings to fund our growth for the foreseeable future. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including our financial condition, capital requirements, earnings, cash flow and other factors.

Initial Public Offering and Use of Proceeds

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

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended December 31, 2021.

Purchase of Equity Securities by the Issuer

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides additional information regarding our results of operations and financial condition for the years ending December 31, 2021 and 2020, and should be read in conjunction with our consolidated financial statements and the related notes, which appear beginning in Item 8 of this report. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.

We have made, and will continue to make, various forward-looking statements with respect to financial and business matters. Comments regarding our business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this annual report.

Recent Mutual-to-Stock Conversion and Reorganization

The Company, a Georgia corporation, was formed on March 5, 2021 to serve as the savings and loan holding company for the Bank. The Bank is a federally chartered savings bank headquartered in Thomasville, Georgia that has served the banking needs of our customers since 1934. On July 20, 2021, the Bank completed a mutual-to-stock conversion in a series of transactions by which it reorganized its corporate structure from a mutual savings bank to a federal stock savings bank, and became a wholly-owned subsidiary of the Company. In connection with the reorganization and conversion, the Company sold 4,898,350 shares of its common stock at a price of $10.00 per share, which we refer to as the “stock offering,” and on July 21, 2021, the Company’s common stock commenced trading on the NASDAQ Stock Market under the symbol “TCBC.”

Before the reorganization and conversion, the Company conducted no operations other than organizational activities. In this annual report, unless the context indicates otherwise, all references to “we,” “us” and “our” refer to the Company and the Bank, except that if the discussions relate to a period before July 20, 2021, these terms refer solely to the Bank.

Overview

We are a full service community bank that provides a variety of services to individual and commercial accounts in our market areas. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from our operations, in one- to four-family residential real estate loans, commercial and multi-family residential real estate loans, commercial and industrial loans, construction and land development loans and consumer loans. At December 31, 2021, we had total assets of $380.9 million, loans, net of the allowance for loan losses and deferred fees, of $266.3 million, total deposits of $289.3 million and total shareholders' equity of $86.8 million. During 2019, the Bank elected to be treated as a "covered savings association" which allows us to engage in the same activities as a national bank.

Our primary deposit products are personal checking accounts, business checking accounts, savings accounts, money market accounts and certificates of deposit. Our lending products include single-family residential loans, construction loans, land development loans and SBA/USDA guaranteed loans.

We expect to continue to focus on originating one- to four-family residential real estate loans, commercial and multi-family residential real estate loans, commercial and industrial loans, construction and land development loans and consumer loans. Although in recent years, we have increased our focus, consistent with what we believe to be conservative underwriting standards, on originating higher yielding commercial real estate and commercial and industrial loans.

We also invest in securities, which have historically consisted primarily of mortgage-backed securities issued by U.S. government sponsored enterprises. In recent years, we have originated single-family owner-occupied loans for sale into the secondary market and for our own portfolio. We intend to continue this activity in the future in order to generate fee income.

As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase. Therefore, increases in interest rates may adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations. To help manage interest rate risk, we promote core deposit products and we are continuing to diversify our loan portfolio by adding more commercial-related loans. We will seek to continue to increase our core checking accounts during 2022.

Business Strategy

Our goal is to provide long-term value to our shareholders, depositors, customers, employees and the communities we serve by executing a safe and sound business strategy that produces increasing earnings. We believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to commercial and retail customers in our market areas, and we believe that the increased capital resulting from the completion of our stock offering will enable us to compete more effectively with other financial institutions.

Our current business strategy consists of the following:

•
Leverage the infrastructure of the Bank to create additional value for depositors, employees, customers and the communities in which we operate. We seek to improve our operating efficiency as we optimize a new core processing system that was implemented in 2020 in order to enhance service features for both retail and business customers, and continue the process improvements implemented over the last two years. Our efficiency ratio has gradually improved from 85.9% for the year ended December 31, 2019, before regressing slightly to 91.2% for the year ended December 31, 2020 to 76.7% as of December 31, 2021. The increase in 2020 in our efficiency ratio was directly related to the implementation costs associated with the new core processing system and the recognition of previously deferred conversion expenses, which also contributed to our decline in net income. Based on the personnel and systems now in place, we believe we can continue our trend of improving our operational efficiency, particularly as we are able to utilize the capital raised in the stock offering to grow assets and increase top line revenue. Although management currently has no definitive plans or commitments to add an additional branch in Tallahassee or expand its presence in the Savannah, Georgia market, we foresee the opportunity to add both an additional branch in Tallahassee, Florida and to expand our presence in the Savannah, Georgia market.

We believe our existing infrastructure will support prudent growth in assets and deposits initially without additional infrastructure expenditures thereby allowing us to improve our net interest income and non-interest income without significant increases in our non-interest expense. Our commercial loan production office in Savannah and our residential mortgage office in Tallahassee were each opened in 2017 and each has the potential to support meaningful additional growth without requiring significant expansion. We also believe further growth is possible in both markets by expanding our presence. Our core processing system conversion was completed in late 2020 which we believe improved our competitive position with constituencies that demand digital access to accounts for the movement of money through expanded capability made available in the new core processing system.

•
Grow our loan portfolio prudently. We intend to continue to maintain a diversified portfolio of loans, with an emphasis on commercial and multi-family real estate loans and residential mortgage loans. We expect to be able to continue to grow our loan portfolio, having grown our outstanding loans $3.9 million, or 1.5%, from year-end 2020 through year-end 2021, and $9.7 million, or 4.1%, from year-end 2019 through year-end 2020. We participated in the Paycheck Protection Program ("PPP"), originating $8.7 million of PPP loans in 2021, and $25.1 million in 2020, which contributed to much of our loan growth in 2020. Only $1.3 million in PPP loans were still outstanding as of year-end 2021. Our participation in the PPP also resulted in an increase in our core deposit accounts as PPP loan proceeds were initially deposited with the Bank. In addition, as the economy recovers from the pandemic, we expect increased loan volume from these new customers. We believe the capital we raised in our stock offering will provide additional support for continued loan growth throughout our market areas. We also intend to continue to grow our commercial lending activities through government sponsored loan programs, such as the SBA and USDA loan programs. Through our residential mortgage office in Tallahassee, we will continue to seek to originate residential loans for our portfolio as well as for sale in the secondary market, using multiple correspondent relationships for the sale of residential mortgages on a servicing-released basis. Residential lending introduces new customer relationships to the Bank and provides an opportunity for us to offer additional banking services to those clients.

For much of the Bank’s existence as a federal savings bank, our loan portfolio focused on residential mortgage lending. However, in the first decade of the 2000’s, we expanded our loan product mix and now have a diversified mix of one- to four-family residential real estate loans, commercial and multi-family real estate loans, commercial and industrial loans, construction and land development loans and consumer loans. As of December 31, 2021, 36.3% of our loan portfolio consisted of residential real estate loans, 40.6% were commercial and multi-family real estate loans, 12.7% were construction and land development loans, 5.9% were commercial and industrial loans, 4.2% were home equity loans and 0.5% were consumer loans. Commercial and multi-family real estate loans increased $21.9 million, or 24.8%, to $109.8 million as of December 31, 2021 from $87.9 million at December 31, 2020, commercial and industrial loans decreased $13.7 million, or 46.3%, to $15.9 million as of December 31, 2021 from $29.6 million at December 31, 2020, while construction and land development loans, increased $4.4 million, or 14.7%, to $34.4 million at December 31, 2021 from $30.0 million at December 31, 2020.

•
Continue to increase core deposits. We seek to increase the proportion of our deposit base consisting of core deposits in order to provide a stable source of funds to support loan growth, at costs consistent with improving our interest rate spread and margin. Historically, we have relied heavily on certificates of deposit but in recent years we have been building a core deposit base. We have begun reducing deposit costs to market rates and by placing greater emphasis on developing core deposits. As part of our focus on commercial loan growth, our lenders are expected to seek to secure non-interest bearing business checking accounts from our borrowers. We have begun reducing deposit costs to market rates and placed greater emphasis on developing core deposits. As a result of these efforts and recognizing the impact of the government’s reaction to the COVID-19 pandemic, core deposits increased by $9.3 million, or 4.5%, to $216.8 as of December 31, 2021 from $207.5 million at December 31, 2020. Management will continue to emphasize the growth of both retail and commercial core deposits.

Core deposits also help us maintain loan-to-deposit ratios at levels consistent with regulatory expectations. We consider our core deposits to include checking accounts (both interest-bearing and non-interest bearing), savings accounts and money market deposit accounts. However, we will also explore utilizing non-core funding sources, such as CDARs and brokered deposits, and may use borrowings, as needed, to fund future loan growth and our operations.

•
Maintain Credit Standards while Growing. We believe strong asset quality is a critical key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, prudent loan underwriting criteria and active credit monitoring. Our non-performing assets to total assets ratio was 0.40% as of December 31, 2021 and 0.59% at December 31, 2020. In anticipation of future growth, we invested in the enhancement of our credit function by hiring additional experienced credit staff, implemented enhanced internal and external credit review processes, and implemented new technology for underwriting processing and credit analysis. We intend to maintain the high value of our credit culture, both in personnel as well as ancillary support systems, in order to be able to evaluate more complex loans and better manage credit risk, which will also support our intended loan growth, especially in the commercial loan market. During 2020 as a result of the pandemic, we reached a peak of 17.0% of loan customers by principal balance that sought a payment deferment. However, as of December 31, 2021, all customers had exited their loan deferment period, and no customers were deferring payments. To date, in spite of the pandemic, our loan portfolio continues to perform at a high level.
•
Supplement organic growth through opportunistic bank or branch acquisitions. Although management has no current definitive plans or commitments to acquire other institutions or financial services businesses, we expect to consider acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our shareholders. The capital we raised in our stock offering may provide us the opportunity to acquire other institutions and financial services businesses located within a reasonable proximity of our current market areas. We believe we are well positioned to take advantage of, and execute on, opportunities given the infrastructure improvements we have undertaken, including the upgrade of our core processing system and expanded management expertise.
•
Enhance the sales, marketing and service culture. We believe that loyalty is a key component of the success of community banks. We will continue to develop loyalty with our community and our customers. We will invest in customer and community relationships with the spirit of a servant’s heart and servant leadership. We expect to serve customers when and how they wish to be served within the boundaries of safe and sound risk management. Our technology was significantly enhanced during 2020, including an expansion of our digital banking capabilities, as a result of our core conversion upgrade and ancillary services. We plan to continue to optimize the system for greater internal efficiencies and customer interactions. We believe the core system will allow us to materially improve the customer experience and help us facilitate greater cross selling.
•
Expand our employee base to support future growth. We plan to continue to build depth and expertise as needed with increases in our size and complexity grows.

COVID-19 Pandemic

Our historically careful underwriting practices and diverse loan portfolio has helped minimize the adverse impact of the pandemic on our operating results. In addition, the combination of the vaccine rollout, government stimulus payments, and reduced spending during the pandemic are likely contributing factors mitigating the impact of the pandemic on our business, financial condition, results of operations, and our customers as of December 31, 2021. In addition, as economic forecasts improved in 2021, we recaptured a portion of our provision for loan losses, compared with higher provision expense in 2020. However, there are continuing concerns that indicate a slower return to pre-pandemic routines, including concerns related to increases in new COVID-19 cases, hospitalizations and deaths leading to additional government imposed restrictions; refusals to receive the vaccine along with concerns related to new strains of the virus; supply chain issues remaining unresolved longer than anticipated; labor shortages and wage increases continuing to impact many industries; consumer confidence and spending falls; and rising geopolitical tensions. Given the ongoing and dynamic nature of the circumstances surrounding the pandemic, it is difficult to predict its future adverse financial impact to the Company, although we expect to continue to be impacted by the pandemic in 2022. Specifically, we expect the following balance sheet and income statement categories could be affected:

•
In response to the COVID-19 pandemic, in March 2020, the Federal Reserve reduced the target range for the federal funds rate to between 0.0% and 0.25%, compared to the previous target of between 1.00% and 1.25%. These rate reductions, combined with the decline of longer-term interest rates, reduced our net interest income to lower levels during 2020 and 2021, compared to what we experienced for the year ended December 31, 2019. In 2021, net interest income increased $377,000, compared to 2020, due to an increase in average earning assets. In 2020 and 2021, PPP fee income was recorded as interest income, which partially offset the decline in interest income due to rate reductions. After the PPP loans have been fully paid off or forgiven, we expect lower levels of interest income going forward if market rates of interest remain at low levels.
•
Although the economy has experienced a certain level of recovery in 2021, economic assumptions used to calculate our allowance for loan losses may deteriorate causing us to increase our allowance.

Lending Operations and Accommodations to Borrowers

•
Starting in March 2020, we modified the terms of loans with customers impacted by the COVID-19 pandemic to permit payment deferral. For the year ended December 31, 2020, these deferrals had affected a total of $46.6 million of loans, including $4.0 million of construction loans, $2.8 million of commercial and industrial loans, $7.9 million of owner-occupied commercial real estate loans and $17.9 million of non-owner-occupied commercial real estate loans. These deferrals were intended to provide customers with temporary relief. At year-end 2020, none of the loans with modification were still on modified terms. We believe these actions provided our customers with the best chance to meet their longer-term obligations and for us to work with those who will not be able to meet their obligations or default on their loans. In 2021, there were no COVID-19 related payment deferrals.
•
We did not automatically downgrade borrowers that requested a deferral. However, if the borrower requested a deferral that extended beyond the initial three months granted, we considered downgrades based on the trend in revenues. During 2020, we downgraded to substandard $2.1 million in loans that were placed on deferral, and combined with our other lending activity during the year ended December 31, 2020, these adjustments resulted in a provision for loan losses of $780,000. In 2021, there were no COVID-19 related loan downgrades.
•
During 2020, as part of the PPP, we originated 307 PPP loans totaling $25.1 million. In January 2021 through May 31, 2021, when the PPP program ended, we originated an additional 141 PPP loans totaling $8.7 million. Payment of principal, interest and fees on PPP loans is deferred until the amount to be forgiven is finalized, in general. We were paid a processing fee by the SBA on PPP loan originations ranging from 1% to 5% of the amount of the loan, based on the size of the loans. We recorded approximately $481,000 in PPP-related SBA fees for the year ended December 31, 2021, compared to $478,000 for the year ended December 31, 2020, and we are accreting these fees into interest income over the estimated life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. As of December 31, 2021, we recognized approximately $678,000 in PPP-related SBA fees through accretion. The majority of the remaining unearned fees are expected to be recognized during 2022 as the remaining $1.4 million in PPP loans are either forgiven or paid off.

Anticipated Increase in Noninterest Expense

Now that we have completed the conversion and stock offering, which resulted in us becoming an SEC public reporting company, we expect our noninterest expense may increase due to the increased costs of operating as a public company, and the possible implementation of one or more stock-based benefit plans, if approved by our shareholders, no earlier than six months after the completion of the conversion and stock offering.

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the U.S. and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as of December 31, 2021.

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. We consider these accounting policies and estimates to be critical accounting estimates. We have identified the determination of the allowance for loan losses and income taxes to be our significant accounting policies that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates.

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

The allocation methodology we apply is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, an ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While the Asset Quality Committee uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. The Asset Quality Committee believed the allowance for loan losses is appropriate at December 31, 2021. The allowance analysis is reviewed by the Asset Quality Committee on a no less than quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies and our external auditors, periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of the Asset Quality Committee.

In 2021, COVID-19 continued to spread as a worldwide pandemic. The pandemic may continue to impact various parts of our future operations and financial results, including additional allowance for loan loss provisions. Management believes we have taken appropriate actions to mitigate the negative impact. However, the full impact of COVID-19 on our allowance for loan losses in future periods cannot be reasonably estimated, as these events are still developing.

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

We file a federal and a state income tax return. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. We may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense.

Comparison of Financial Condition at December 31, 2021 and 2020

Total assets. Total assets increased $31.0 million, or 8.9%, to $380.9 million at December 31, 2021 from $349.9 million at December 31, 2020. The increase was principally due to increases in investment securities available for sale of $29.2 million and net loans of $3.9 million.

Cash and cash equivalents. Cash and cash equivalents, and certificates of deposit with other banks, decreased $2.2 million, or 4.6%, to $45.3 million at December 31, 2021 from $47.5 million at December 31, 2020. The decrease resulted primarily from a decrease in deposits of $4.8 million and Federal Home Loan Bank advances of $9.5 million as all advances were paid off in 2021. These increases in cash and cash equivalents were offset by increases in loans of $3.9 million, investments of $29.7 million and shareholders' equity of $46.9 million due to the net stock proceeds received in the offering.

Total Loans. Total loans increased $3.9 million, or 1.5%, to $271.4 million at December 31, 2021 from $267.5 million at December 31, 2020. Construction and land development loans increased $4.4 million to $34.4 million at December 31, 2021 from $30.0 million at December 31, 2020, while commercial and multi-family real estate loans decreased $21.9 million, or 24.9%, to 109.8 million from $87.9 million at December 31, 2020, and commercial and industrial loans decreased $13.7 million, or 46.3%, to $15.9 million, of which $1.4 million were PPP loans, at December 31, 2021 from $29.6 million at December 31, 2020. We have recently increased our focus on commercial lending, including construction lending, and our construction lending has benefitted from the opening of our LPO in Savannah, Georgia in 2017. One- to four- family residential real estate loans remained the largest loan category, however, balances of such loans held for investment decreased $7.4 million, or 7.0%, to $98.4 million at December 31, 2021 from $105.8 million at December 31, 2020. As a percentage of the net loan portfolio, residential real estate loans fell to 36.3% at December 31, 2021 from 39.6% at December 31, 2020.

Allowance for Loan Losses. Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by chargeoffs, net of recovery. Our allowance for loan losses was $4.2 million, or 1.54% of gross loans, at December 31, 2021, compared to $4.1 million, or 1.53% of gross loans at December 31, 2020. During the year ended December 31, 2021, there was one $315,000 SBA guaranteed loan downgraded to substandard that resulted in a $79,000 credit loss. Combined with our other lending activities these adjustments resulted in our recording a $123,000 provision for loan losses for the year ended December 31, 2021 compared to $780,000 for the year ended December 31, 2020. We had 27 impaired loans, totaling $1.5 million at December 31, 2021, compared to 25 loans totaling $2.8 million at December 30, 2020. At December 31, 2021, there were no specific reserves and $32,000 was unallocated. We had $25,000 in net chargeoffs for the year ended December 31, 2021, compared to net recoveries of $241,000 for the year ended December 31, 2020. Management believes that the allowance for loan losses, which was $4.2 million, or 1.54% of gross loans, at December 31, 2021, is adequate to cover losses inherent in the loan portfolio.

Investment securities. Investment securities, all of which are available-for-sale, and other investments increased $29.2 million, or 175.5% to $45.8 million at December 31, 2021 from $16.6 million at December 31, 2020. Investment securities available-for-sale increased $29.7 million or 186.7% to $45.6 million at December 31, 2021 from $15.9 million at December 31, 2020. We have invested excess cash in higher-yielding securities instead of lower yielding cash and cash equivalents..

Bank Owned Life Insurance. Bank owned life insurance increased $284,000, or 2.6%, to $11.2 million as of December 31, 2021 from $10.9 million as of December 31, 2020. We invest in bank owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and indicates that an institution holding bank owned life insurance in an amount in excess of 25% should expect examiners to closely scrutinize the risk management policies and controls associated with bank owned life assets and, where deficient, to require corrective action. Our investment in bank owned life insurance at December 31, 2021 was 16.4% of our Tier 1 capital plus our allowance for loan losses.

Deposits. Total deposits decreased $4.8 million, or 1.6%, to $289.3 million at December 31, 2021 from $294.1 million at December 31, 2020. The decrease was primarily due to a decrease in certificates of deposit, which decreased $14.1 million, or 16.2%, to $72.5 million at December 31, 2021 from $86.6 million at December 31, 2020, as we continued to take steps to reduce our use of this funding source. Money market accounts increased $1.0 million, or 1.1%, to $90.7 million at December 31, 2021 from $89.7 million at December 31, 2020. Interest-bearing checking accounts increased $101,000, or 0.2%, to $56.9 million at December 31, 2021 from $56.8 million at December 31, 2020. Additionally, savings accounts increased $1.7 million, or 5.4%, to $34.0 million at December 31, 2021 from $32.3 million at December 31, 2020. We have been able to fund loan growth from excess cash received from our July stock offering.

Federal Home Loan Bank Advances. We had no outstanding Federal Home Loan Bank advances at December 31, 2021, compared to $9.5 million at December 31, 2020, as all outstanding advances were paid off in July 2021. Federal Home Loan Bank advances increased $6.7 million, or 139.3%, to $9.5 million at December 31, 2020, from $2.8 million at December 31, 2019 as we obtained two advances in April 2020 due to concern about potential liquidity as the pandemic’s effects on the economy intensified.

Shareholders' Equity. Total shareholders' equity increased $47.0 million, or 117.8% to $86.8 million at December 31, 2021 from $39.9 million at December 31, 2020. This increase resulted primarily from completion of the mutual-to-stock conversion and related stock offering which resulted in net proceeds of $47.5 million that was offset by the purchase of shares of common stock by the ESOP of $3.9 million.

Comparison of Operating Results for the Years Ended December 31, 2021 and 2020

General. Net income increased $2.3 million, or 759.6%, to $2.6 million for the year ended December 31, 2021, compared to $308,000 for the year ended December 31, 2020. The increase was due to increases in both net interest income and other income and a decrease in provision expense, as described in more detail below.

Interest Income. Interest income increased $376,000, or 2.9%, to $13.5 million for the year ended December 31, 2021 from $13.1 million for the year ended December 31, 2020. The increase was due primarily to a $447,000, or 3.6%, increase in interest income on loans, which is our primary source of interest income, offset by a decrease in interest earned on our interest earning deposits. Our average balance of loans, including loans held for sale, decreased $715,000, or 0.3%, to $267.5 million for the year ended December 31, 2021 from $268.2 million for the year ended December 31, 2020. Our average yield on loans increased 18 basis points to 4.79% for the year ended December 31, 2021 from 4.61% for the year ended December 31, 2020, as deferred fees were recognized when PPP loans were paid off in 2021. Our average interest-earning assets increased $30.6 million to $59.1 million, or 106.9%, for the year ended December 31, 2021 from $28.6 million for the year ended December 31, 2020. The average yield on our interest-earning assets decreased 61 basis points, or 66.3% to 0.31% for the year ended December 31, 2021 from 0.92% for the year ended December 31, 2020. Our securities average balance increased $9.4 million, or 47.2%, to $29.3 million for the year ended December 31, 2021 from $19.9 million for the year ended December 31, 2020. The average yield on our securities decreased 59 basis points, or 28.2% to 1.50% for the year ended December 31, 2021 from 2.09% for the year ended December 31, 2020.

Interest Expense. Interest expense decreased $1.3 million, or 57.0%, to $1.0 million for the year ended December 31, 2021 compared to $2.4 million for the year ended December 31, 2020, due primarily to a decrease in interest expense on deposits due to lower interest rates. Specifically, interest expense on certificates of deposit decreased $842,000 or 56.0%, to $662,000 for the year ended December 31, 2021 from $1.5 million for the year ended December 31, 2020 resulting from both a decrease in the average balance of and the average rate paid on certificates of deposit. The average balance of certificates of deposit decreased $19.2 million, or 19.6%, to $78.8 million for the year ended December 31, 2021, from $98.1 million for the year ended December 31, 2020.

Interest expense on savings and money market accounts decreased $456,000, or 63.0%, to $268,000 for the year ended December 31, 2020. This decrease resulted from the decline in the average rate we paid on savings and money market accounts partially offset by an increase in the average balances of savings and money market accounts. The average balance of savings and money market accounts increased $19.9 million, or 17.2%, to $135.7 million for the year ended December 31, 2021 from $115.8 million for the year ended December 31, 2020. The average yield on our savings and money market accounts decreased 43 basis points to 0.20% for the year ended December 31, 2021 from 0.63% for the year ended December 31, 2020, reflecting lower market interest rates. The increase in the average balance of savings and money market accounts reflected in part, our customers’ response to the pandemic. Interest expense on interest-bearing checking accounts increased $16,000, or 51.6%, to $52,000 at December 31, 2021 from $31,000 at December 31, 2020, as the balance of our average interest-bearing checking accounts for 2021 increased $9.5 million to $52.2 million from $42.7 million for 2020.

Net Interest Income. Net interest income increased $1.7 million, or 16.1%, to $12.4 million for the year ended December 31, 2021 from $10.7 million for the year ended December 31, 2020, primarily as a result of a higher balance of net interest-earning assets and, to a lesser extent, a higher net interest margin. Our average net interest-earning assets increased by $39.0 million, or 12.3%, to $356.4 million for the year ended December 31, 2021 from $317.4 million for the year ended December 31, 2020, due primarily to a $30.6 million increase in the average balances of our interest-earning deposits and a $9.4 million increase in our average securities. Our net interest rate spread increased by 17 basis points to 3.40% for the year ended December 31, 2021 from 3.23% for the year ended December 31, 2020. Our net interest margin increased by 11 basis points to 3.49% for the year ended December 31, 2021 from 3.38% for the year ended December 31, 2020, reflecting primarily the increase in the average balance of interest-earning assets combined with the greater reduction in our cost of funds as compared to our yield on interest-earning assets.

Average Balances, Interest and Average Yields/Cost

The following tables set forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. Loan fees are included in interest income on loans and are not material. No tax-equivalent yield adjustments have been made, as the effects would be immaterial.

		For the twelve months ended December 31,
	2021	2021			2020
	Yield/rate	Average	Interest	Average	Average	Interest	Average
	At 12-31-	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	2021	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	4.21%	$267,530	$12,823	4.79%	$268,245	$12,376	4.61%
Securities available-for-sale	1.52%	29,277	439	1.50%	19,878	416	2.09%
Interest-earning deposits	0.39%	59,147	181	0.31%	28,589	264	0.92%
Other interest-earning assets	3.43%	445	21	4.72%	692	32	4.62%
Total interest-earning assets		356,399	13,464	3.78%	317,404	13,088	4.12%
Non-interest-earning assets		19,697			18,731
Total assets		$376,096			$336,135
Interest-bearing liabilities:
Savings and money market accounts	0.19%	$135,666	268	0.20%	$115,777	724	0.63%
Interest-bearing checking accounts	0.06%	52,224	47	0.09%	42,661	31	0.07%
Certificate accounts	0.52%	78,843	662	0.84%	98,065	1,504	1.53%
Total interest-bearing deposits		266,733	977	0.37%	256,503	2,259	0.88%
Borrowings		4,736	40	0.84%	9,313	106	1.14%
Total interest-bearing liabilities	0.19%	271,469	1,017	0.37%	265,816	2,365	0.89%
Non-interest-bearing liabilities		43,699			29,783
Total liabilities		315,168			295,599
Total equity		60,928			40,536
Total liabilities and equity		$376,096			$336,135
Net interest income			$12,447			$10,723
Net earning assets		$84,930			$51,588
Net interest rate spread(1)	3.24%			3.40%			3.23%
Net interest margin(2)				3.49%			3.38%
Average interest-earning assets to average interest-bearing liabilities		131.29%			119.41%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See the section entitled "Critical Accounting Estimates" in this Item 7, and the section entitled "Allowance for Loan Losses” in Item 1of this report..

Our allowance for loan losses was $4.2 million at December 31, 2021 compared to $4.1 million at December 31, 2020. The allowance for loan losses to total net loans increased to 1.54% at December 31, 2021 from 1.53% at December 31, 2020, and the allowance for loan losses to non-performing loans increased to 1010.6% at December 31, 2021 from 206.5% at December 31, 2020. We increased the portion of the allowance for loan losses allocated to commercial real estate loans due to potential loan losses from the ongoing effects of the pandemic, in the absence of other factors, would result in an increase in the allowance for loan losses as we apply historical loss ratios to newly originated loans. We modestly increased the portion of the allowance for loan losses allocated to construction and land development loans despite an increase in this portion of the loan portfolio, as we have a low loss history with respect to construction and land development loans.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2021. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the OCC, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Other Income. Non-interest income information is as follows.

	For the twelve
	months ended
	December 31,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Service charges on deposit accounts	$576	$472	$104	22.0%
Gain on sale of loans	2,064	1,236	828	67.0%
Other	313	323	(10)	(3.1)%
Total non-interest income	$2,953	$2,031	$922	45.4%

In 2021, other income increased approximately $922,000 from 2020, or a 45.4% increase from the previous year. This increase is primarily due to the sale of $99.5 million of residential mortgage loans during 2021 that generated $2.1 million in gain on sale of mortgage loans compared to a $1.2 million gain for 2020.

Other Expense. Non-interest expense information is as follows.

	For the twelve
	months ended
	December 31,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$7,430	$6,444	$986	15.3%
Occupancy and equipment	819	754	65	8.6%
Advertising	269	253	16	6.3%
Audit and examination	436	436	—	—%
Checking account related expenses	620	338	282	83.4%
Consulting and advisory fees	202	200	2	1.0%
Data system conversion costs	1	1,132	(1,131)	(99.9)%
Data processing fees	517	393	124	31.6%
Director fees	296	253	43	17.0%
Legal	132	404	(272)	(67.3)%
Other real estate loss/(gain) on sale and write-downs	116	(13)	129	(992.3)%
Other	975	1,032	(57)	(5.5)%
Total non-interest expense	$11,813	$11,626	$187	1.6%

Overall, our non-interest expenses increased $187,000, or 1.6%, in 2021 to $11.8 million from 2020, primarily due to the $986,000 increase in salaries and employee benefits due primarily to variable compensation paid to our mortgage lenders as a result of increased mortgage closings, the $335,0000 increase in 2021 ESOP expense and a $282,000 increase in checking account related expenses due to the increase in our checking accounts. These increases were partially offset by a $1.1 million decrease in data system conversion costs due to our system conversion completed in 2020 and a $272,000 decrease in legal fees due to legal expense associated with our stock offering that were recognized in 2020, even though the stock offering was delayed until 2021.

Since the consummation of the conversion and stock offering was completed in the third quarter of 2021, we expect noninterest expense to increase in 2022 because of the costs associated with operating as a public company, and the increased compensation expenses associated with the possible implementation of a stock-based benefit plan, if approved by our shareholders.

Income Tax Expense. We incurred income tax expense of $823,000 and $367,000 for the years ended December 31, 2021 and 2020, respectively, resulting in effective rates of 23.8% and 11.4%, respectively. The differences in the effective tax rates in 2021 and 2020 and the statutory federal rate of 21% are mainly due to fluctuations in pretax earnings, state income taxes and tax exempt income.

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

	Year Ended December 31,
	2021 vs. 2020
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$(33)	$480	$447
Securities available for sale	197	(174)	23
Interest-earning deposits	282	(365)	(83)
Other interest-earning assets	(11)	—	(11)
Total interest-earning assets	435	(59)	376
Interest-bearing liabilities:
Savings and money market accounts	124	(580)	(456)
Interest-bearing checking accounts	7	9	16
Certificate accounts	(295)	(547)	(842)
Total interest-bearing deposits	(164)	(1,118)	(1,282)
Borrowings	(52)	(14)	(66)
Total interest-bearing liabilities	(216)	(1,132)	(1,348)
Change in net interest income	$651	$1,073	$1,724

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset/Liability Management Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

•
growing the loan portfolio, with a focus on commercial real estate and commercial and industrial loans, in accordance with our risk appetite, while operating in a safe and sound manner;

•
increasing the diversification of our loan portfolio; and
•
growing our level of core deposits.

By following these strategies, we believe that we are better positioned to react in increased in market interest rates. Beginning in the calendar year 2020, we introduced adjustable-rate, one- to four-family residential real estate loans (in addition to our existing home equity loans and lines of credit, which are originated with adjustable interest rates), and we expect to increase our investment securities portfolio, with an average maturity of less than 15 years. In addition, we generally only originate fixed-rate residential mortgage loans for sale into the secondary mortgage market.

Net Interest Income. We analyze our sensitivity to changes in interest rates through an interest rate risk model, developed by a third-party provider. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases instantly by up to 400 basis points or decreases instantly by up to 200 basis points, in 100 point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The table below sets forth, as of December 31, 2021, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$(683)	(5.45)%
+300	(194)	(1.55)%
+200	(207)	(1.65)%
+100	(161)	(1.29)%
Level	—	—
-100	(68)	(0.54)%
-200	(152)	(1.22)%

(1)
Assumes an immediate uniform change in interest rates at all maturities.

Economic Value of Equity. We also compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by 200 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The tables below set forth, as of December 31, 2021, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present value of Assets(3)
Basis Point (“bp”) Change in Interest Rates(1)	Estimated EVE(2)	Amount	Percent	EVE Ratio(4)	Increase (Decrease) (Basis Points)
	(Dollars in thousands)
+400	$59,553	$3,801	6.82%	17.03%	252
+300	61,500	5,748	10.31	17.16	265
+200	61,933	6,181	11.09	16.87	236
+100	60,214	4,462	8.00	16.03	152
Level	55,752	—	—	14.51	—
-100	46,469	(9,283)	(16.65)	11.87	(264)
-200	35,163	(20,589)	(36.93)	8.95	(556)

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 11.09% increase in economic value of equity, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 36.93% decrease in economic value of equity.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net interest income and economic value of equity tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net interest income and EVE tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and EVE and will differ from actual results. Furthermore, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets have features that restrict changes in interest rates both on a short-term basis and over the life of the asset.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At December 31, 2021, we had $15.7 million in borrowing capacity with the Federal Home Loan Bank of Atlanta, and had no outstanding advances as of December 31, 2021. In addition, we have $19.5 million in unsecured federal funds lines of credit through our correspondent banks and $5.7 million secured borrowing capacity through the Federal Reserve Bank of Atlanta. No amounts were outstanding on these lines of credit at December 31, 2021.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was ($3.9 million) and $647,644 for the years ended December 31, 2021 and 2020, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $33.1 million and $8.9 million for the years ended December 31, 2021 and 2020, respectively. Net cash provided by financing activities, consisting primarily of proceeds from the sale of our common stock, was $29 million and $27.2 million for the years ended December 31, 2021 and 2020, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2021, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at December 31, 2021 and 2020. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2021, we had outstanding commitments to originate loans of $28.2 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.

The following table is a summary of the total contractual amount of loan commitments outstanding at December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Commitments to extend credit	$4,204	$3,805
Unused lines of credit	10,348	9,238
Construction loans in process	13,652	17,245
Standby financial letters of credit	931	725
Total off-balance sheet instruments	$29,135	$31,013

Certificates of deposit that are scheduled to mature in less than one year from December 31, 2021 totaled $54.8 million. As a result of the current interest rate environment, a significant portion of funds have moved from certificate accounts to money market accounts, which provides the customer more flexibility and liquidity. We reduced both certificates of deposit and money market account rates accordingly. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. If a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new deposits, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 to the Financial Statements for the years ended December 31, 2021 and 2020 beginning on page F-1 for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

Impact of Inflation and Changing Price

The financial statements and related data presented herein have been prepared in accordance with U.S. GAAP which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

TC BANCSHARES, INC AND SUBSIDIARY

235 Peachtree Street NE Suite 1800 Atlanta, GA 30303	404 588 4200 wipfli.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

TC Bancshares, Inc.

Thomasville, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TC Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

235 Peachtree Street NE Suite 1800 Atlanta, GA 30303	404 588 4200 wipfli.com

Estimate of allowance for loan losses – reserves related to loans collectively evaluated for impairment

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for loan losses (“ALL”) totaled $4,183,599 all of which relates to loans collectively evaluated for impairment (“general reserves”). The Company estimated the general reserves using the historical loss method which utilizes historical loss rates of pools of loans with similar risk characteristics which are then applied to the respective loan pool balances. These amounts are then adjusted for certain qualitative factors related to current economic and general conditions currently observed by management.

We identified the estimate of the reserves related to loans collectively evaluated for impairment as a critical audit matter because auditing this portion of the ALL required significant auditor judgment and evaluation of significant estimates requiring industry knowledge and experience.

The primary audit procedures we performed to address this critical audit matter included:

•
We gained an understanding of internal controls surrounding the allowance for loan losses.
•
We tested the completeness and accuracy of the data used by management to calculate historical loss rates.
•
We tested the completeness and accuracy of the data used by management in determining qualitative factor adjustments by agreeing them to internal and external information.
•
We analyzed the qualitative factors in comparison to historical periods to evaluate the directional consistency in relation to the Company’s loan portfolio and local economy.

We have served as the Company’s auditor since 2012.

/s/ WIPFLI LLP

Atlanta, Georgia

March 24, 2022

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

ASSETS
	December 31, 2021	December 31, 2020
Cash and due from banks	$31,890,831	$31,876,399
Federal funds sold	10,000,000	10,000,000
Cash and cash equivalents	41,890,831	41,876,399
Certificates of deposit with other banks	3,451,000	5,652,000
Investment securities available-for-sale	45,631,636	15,916,866
Other investments	190,700	714,000
Mortgage loans held for sale	2,844,707	2,944,962
Loans, net	266,304,448	262,355,967
Premises and equipment, net	3,224,889	3,443,509
Other real estate owned	1,115,100	81,000
Bank owned life insurance	11,166,573	10,883,428
Accrued interest receivable and other assets	5,122,263	6,059,002
Total Assets	$380,942,147	$349,927,133

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand	$35,939,917	$28,768,659
Interest-bearing demand	146,831,902	146,479,513
Savings	34,014,635	32,275,374
Certificates of deposit	72,530,254	86,576,281
Total deposits	289,316,708	294,099,827
Federal Home Loan Bank advances	—	9,515,477
Accrued interest payable and other liabilities	4,812,858	6,453,541
Total liabilities	294,129,566	310,068,845
Commitments
Shareholders' Equity:
Common stock, $.01 par value, 20,000,000 and -0- shares authorized as of December 31, 2021 and 2020, respectively; 4,898,350 and -0- shares issued and outstanding as of December 31, 2021 and 2020, respectively	48,984	—
Additional paid in capital	47,481,077	—
Retained earnings	44,613,668	41,973,211
Accumulated other comprehensive loss	(1,608,401)	(2,114,923)
Unearned ESOP shares 372,275 and -0- shares unallocated at December 31, 2021 and 2020, respectively	(3,722,747)	—
Total shareholders' equity	86,812,581	39,858,288
Total Liabilities and Shareholders' Equity	$380,942,147	$349,927,133

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Year Ended December 31,
	2021	2020
Interest and Dividend Income:
Interest and fees on loans	$12,822,564	$12,376,269
Interest and dividends on taxable investment securities	439,153	415,897
Interest on deposits with other banks and federal fund sold	202,452	295,417
Total interest and dividend income	13,464,169	13,087,583
Interest Expense:
Interest on deposits	977,150	2,258,401
Interest on borrowings	40,137	106,295
Total interest expense	1,017,287	2,364,696
Net interest income	12,446,882	10,722,887
Provision for Loan Losses	123,183	779,758
Net interest income after provision for allowance for loan losses	12,323,699	9,943,129
Other Income:
Service charges on deposits accounts	576,139	471,891
Gain on sale of mortgage loans	2,064,404	1,235,737
Bank owned life insurance income	283,145	300,916
Other	29,412	21,981
Total other income	2,953,100	2,030,525
Other Expense:
Salaries and employee benefits	7,429,568	6,443,953
Occupancy and equipment	819,303	753,793
Other real estate owned, net of operations, loss (gain) on sales and write-downs	111,590	(12,509)
Data processing conversion costs	503	1,132,087
Other	3,452,365	3,308,922
Total other expense	11,813,329	11,626,246
Income Before Income Taxes	3,463,470	347,408
Income Tax Expense	823,013	39,754
Net Income	$2,640,457	$307,654

Earnings per share:
Basic	$0.27	N/A
Diluted	$0.27	N/A

Weighted Average Shares Outstanding:
Basic	4,371,646	N/A
Diluted	4,371,646	N/A

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Year Ended December 31,
	2021	2020
Net Income	$2,640,457	$307,654
Other Comprehensive (Loss) Income,
Net of Income Taxes:
Unrealized (losses) gains on securities available-for-sale:
Holding (losses) gains arising during the period, net of taxes of ($203,372) and $125,178, respectively	(542,668)	331,252
Change in post-retirement benefit obligations, net of taxes of $352,533 and $191,214, respectively	1,049,190	(569,080)
Total other comprehensive income (loss)	506,522	(237,828)
Comprehensive Income	$3,146,979	$69,826

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, December 31, 2019	$—	$—	$41,665,557	$(1,877,095)	$—	$39,788,462
Net income	—	—	307,654	—	—	307,654
Other comprehensive loss, net of tax	—	—	—	(237,828)	—	(237,828)
Balance, December 31, 2020	$—	$—	$41,973,211	$(2,114,923)	$—	$39,858,288
Net income	—	—	2,640,457	—	—	2,640,457
Other comprehensive income, net of tax	—	—	—	506,522	—	506,522
Proceeds from issuance of common stock, net of offering expenses	48,984	47,411,073	—	—	—	47,460,057
ESOP loan payment and release of ESOP shares		70,004			195,933	265,937
Purchases of shares of common stock by the ESOP	—	—	—	—	(3,918,680)	(3,918,680)
Balance, December 31, 2021	$48,984	$47,481,077	$44,613,668	$(1,608,401)	$(3,722,747)	$86,812,581

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2021 AND 2020

	Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$2,640,457	$307,654
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, amortization and accretion	465,520	405,666
Deferred income tax expense	808,623	36,754
Provision for allowance for loan losses	123,183	779,758
ESOP expense	265,937	—
Gain on sale of other real estate owned	—	(18,986)
Increase in cash surrender value of bank owned life insurance	(283,145)	(300,916)
Write-down of other real estate owned	86,850	—
Gain on mortgage loans sold, net	(2,064,404)	(1,235,737)
Proceeds from the sale of mortgage loans held for sale	99,453,073	65,639,576
Originations of mortgage loans held for sale	(97,288,414)	(65,920,912)
Change in:
Accrued interest receivable and other assets	(21,045)	(681,738)
Accrued interest payable and other liabilities	(238,960)	341,237
Net cash provided by (used in) operating activities	3,947,675	(647,644)
Cash Flows from Investing Activities
Net change in interest-bearing deposits in other banks	2,201,000	3,192,000
Purchase of investment securities available-for -sale	(34,711,467)	—
Proceeds from calls, paydowns and maturities of investment securities available-for-sale	4,151,056	6,586,138
Purchase of other investments	—	(432,400)
Proceeds from sales of other investment	523,300	118,600
Net change in loans	(5,192,614)	(18,165,533)
Proceeds from sales of other real estate owned	—	295,500
Proceeds from sales of premises and equipment	—	11,493
Purchase of premises and equipment	(147,299)	(459,509)
Net cash used in investing activities	(33,176,024)	(8,853,711)
Cash Flows from Financing Activities:
Net change in deposits	(4,783,119)	20,495,395
Proceeds from Federal Home Loan Bank advances	—	10,000,000
Repayments of Federal Home Loan Bank advances	(9,515,477)	(3,309,523)
Proceeds from sale of common stock	48,983,500	—
Stock offering expenses	(1,523,443)	—
Common stock purchased by ESOP	(3,918,680)	—
Net cash provided by financing activities	29,242,781	27,185,872
Net Change in Cash and Cash Equivalents	14,432	17,684,517
Cash and Cash Equivalents, Beginning of Period	41,876,399	24,191,882
Cash and Cash Equivalents, End of Period	$41,890,831	$41,876,399
Supplement Disclosures of Cash Flow Information:
Cash paid during the period for interest	$1,034,559	$2,391,582
Cash received from tax refund	—	$26,976
Non-Cash Investing and Financing Activities:
Transfer of loans to other real estate owned	$1,120,950	$—
Change in unrealized (losses) gains on securities-for-sale, net of tax	$(542,668)	$331,252
Change in defined benefit pension obligations, net of tax	$1,049,190	$(569,080)

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:

TC Bancshares, Inc. ("Company") is a savings and loan holding company incorporated under the laws of the State of Georgia in 2021, to serve as the holding company for TC Federal Bank ("Bank"). The Company owns 100% of the outstanding stock of the Bank. See Note 13 for a detailed discussion of the Company. The Bank was organized in 1934 and chartered in 1937 by the Federal Home Loan Bank Board as a mutual savings and loan association owned 100% by its depositors. The Bank operates one branch in Thomasville, Georgia, and one in Tallahassee, Florida as well as loan production offices in Tallahassee, Florida and Savannah, Georgia, that provide a variety of services to individuals and corporate customers in their markets. The Bank’s primary deposit products are interest-bearing checking accounts, savings accounts, and certificates of deposit. Its primary lending products consist of single-family residential mortgage loans and commercial and multi-family real estate loans. The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank undergoes periodic examinations by the OCC. The Company is subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve").

Basis of Presentation:

The accounting and financial reporting policies of the Company and the Bank conform, in all material respects to accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. The consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-K adopted by the Securities and Exchange Commission (the “SEC”). In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of the post-retirement obligation, and valuation allowance associated with the realization of deferred tax assets, which are based on future taxable income.

In 2020, Coronavirus Disease 2019 (COVID-19) spread into a worldwide pandemic. The pandemic may impact various parts of the Company’s future operations and financial results, including additional allowance for loan loss provisions. Management believes the Company is taking appropriate actions to mitigate the negative impact. However, the full impact of COVID-19 on the allowance for loan losses as of December 31, 2021 cannot be reasonably estimated, as these events are still developing.

Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within 90 days. Reserve requirements held in cash on hand or in deposit with the Federal Reserve Bank of Atlanta by the Company were $0 at December 31, 2021 and 2020.

Investment Securities:

The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. As of December 31, 2021 and 2020, all securities were classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization of premiums and accretion of discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available-for-sale are excluded from income and are reported as a separate component of accumulated other comprehensive income in shareholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer.

Management evaluates investment securities for other-than-temporary impairment on an annual basis. A decline in the market value of any investment below cost that is deemed other-than-temporary is charged to income for the decline in value deemed to be credit related and a new cost basis in the security is established. The decline in value attributed to non-credit related factors is recognized in other comprehensive income.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available-for-sale are included in income and are derived using the specific identification method for determining the cost of securities sold.

Other Investments:

Other investments are carried at cost and consist of Federal Home Loan Bank of Atlanta (“FHLB”) stock. The Bank is required to hold the FHLB stock as a member of the FHLB, and transfer of the stock is substantially restricted. The stock is pledged as collateral for outstanding FHLB advances.

Loans, Loan Fees and Interest Income on Loans:

Loans are stated at the principal amount outstanding, net of the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans. Generally, payments on nonaccrual loans are applied to principal.

Loan fees, net of certain origination costs, are deferred and amortized over the lives of the respective loans.

A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. Estimated impairment losses for collateral dependent loans are set up as specific reserves. Interest income on impaired loans is recognized using the cash-basis method of accounting during the time the loans are impaired.

Allowance for Loan Losses:

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance represents an amount which, in management’s judgment based on, among other things, historical losses and on the current economic environment, will be adequate to absorb probable losses on existing loans that may become uncollectible. Loans deemed uncollectible are charged-off and deducted from the allowance and recoveries on loans previously charged-off are added back to the allowance.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. As a result of such review, the Bank may have to recognize additions to its allowance for loan losses.

Mortgage Loans Held for Sale:

The Bank sells mortgage loans for an amount equal to the principal amount of loans with yields to investors based upon current market rates. Realized gains and losses related to loan sales are included in gains on sale of loans and are determined using the specific identification method. For financial reporting purposes, the Bank classifies a portion of its loans as “Mortgage loans held for sale”. Included in this category are loans which the Bank has the current intent to sell and loans which are available to be sold in the event the Bank determines that loans should be sold to support the Bank’s investment and liquidity objectives. Loans included in this category for which the Bank has the current intention to sell are recorded at the lower of the aggregate cost or fair value. As of December 31, 2021 and 2020, the Bank had $2,844,707 and $2,944,962, respectively, in loans classified as “Mortgage loans held for sale.”

Premises and Equipment:

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related asset. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs which do not improve or extend the useful life of the respective asset is charged to income as incurred, whereas significant renewals and improvements are capitalized. The range of estimated useful lives for premises and equipment is:

Building and improvements	20 - 40 years
Furniture, automobiles and equipment	5 - 10 years

Advertising Costs:

Advertising costs are expensed as incurred.

Other Real Estate Owned:

Other real estate owned represents properties acquired through or by deed in lieu of loan foreclosure and is initially recorded at fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed.

Bank owned life insurance:

The Bank has purchased life insurance policies on certain key executives and members of management. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or other amounts due that are probable of settlement.

Income Taxes:

The Company uses the liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Additionally, this method requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

The Company currently evaluates income tax positions judged to be uncertain. A loss contingency reserve is accrued if it is probable that the tax position will be challenged, it is probable that the future resolution of the challenge will confirm that a loss has been incurred, and the amount of such loss can be reasonably estimated.

The Company and the Bank file consolidated income tax returns, with income tax expense or benefit computed and allocated on a separate return basis.

Post-Retirement Defined Benefit Obligation:

The Bank accounts for its post-retirement defined benefit obligations under Accounting Standards Codification (“Codification” or “ASC”) Topic 715, Retirement Benefits (“ASC 715”). The under or over funded status of the Bank’s post-retirement defined benefit obligations are recognized as a liability or asset in the balance sheet. To the extent these obligations are funded, changes in funded status are reflected in other comprehensive income. Net actuarial gains and losses and adjustments to prior service costs that are not recorded as components of the net periodic benefit cost are charged to other comprehensive income.

Employee Stock Ownership Plan:

The Company sponsors an employee stock ownership plan ("ESOP") that covers all employees who meet certain service requirements. The Company will make annual contributions to the ESOP in amounts as defined by the plan document. These contributions are used to pay debt service and purchase additional shares. Certain ESOP shares are pledged as collateral for debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.

In connection with the Company's initial public stock offering, the ESOP borrowed $3.9 million payable to the Company for the purpose of purchasing shares of the Company's common stock. A total of 391,868 shares were purchased with the loan proceeds. Because the source of the loan payments are contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of shareholders' equity.

Revenue from Contracts with Customers:

The Company has adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Accounting Standards Codification (“ASC”) Topic 606”) (“ASU 2014-09”). The Company concluded ASU 2014-09 did not change the timing or presentation of revenue recognition for its current revenue streams. The majority of the Company’s revenues are interest earned on loans, investment securities, and other financial instruments which are unaffected as they are outside the scope of ASU 2014-09. ASC Topic 606 focuses on revenues from contracts earned over time. Fee income, which is within the scope of Topic 606, is generally earned over a short period of time, such as monthly, or is earned concurrently with a specific transaction. The Company records a gain or loss from the sale of other real estate owned (“OREO”) when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. There are no ASC Topic 606 implications unless the Company finances the sale of the OREO property. ASC Topic 606 could change the timing of revenue recognition in the case of seller financing.

Comprehensive Income (Loss):

The Company has elected to present comprehensive income in a separate statement of comprehensive income. Accumulated other comprehensive income includes the net of tax effect of unrealized gains (losses) on securities available-for-sale and the unfunded post-retirement benefit obligation of the Company’s defined benefit plan.

Earnings per Share:

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental commons shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

For the year December 31, 2021, earnings per share is calculated for the period that the Company's shares of common stock were outstanding (July 20, 2021 through December 31, 2021). The net earnings for this period was approximately $1,159,598 and the weighted average shares outstanding were 4,371,646.

Reclassifications:

Certain prior period amounts have been reclassified to conform to the current period presentation.

Emerging Growth Company Status:

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Company is an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies. An emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. The Company elected to use the extended transition period described above and intends to maintain its emerging growth company status as allowed under the JOBS Act.

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

NOTE 2 - INVESTMENT SECURITIES

Investment securities available-for-sale at December 31, 2021 and 2020 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Fair Value as % of Total
December 31, 2021-
US treasuries	$5,129,275	$—	$25,271	$5,104,004	11%
Mortgage-backed securities	10,295,332	174,102	100,143	10,369,291	23%
Collateralized mortgage obligations	18,804,325	70,925	145,656	18,729,594	41%
Municipal bonds	8,766,475	1,513	170,787	8,597,201	19%
Corporate obligations	2,875,000	—	43,454	2,831,546	6%
	$45,870,407	$246,540	$485,311	$45,631,636	100%

December 31, 2020-
Mortgage-backed securities	$5,943,804	$336,801	$—	$6,280,605	40%
Collateralized mortgage obligations	8,966,213	168,852	—	9,135,065	57%
Corporate obligations	499,580	1,616	—	501,196	3%
	$15,409,597	$507,269	$—	$15,916,866	100%

The following outlines the unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Unrealized loss for less than 12 months:
US treasuries	$5,104,004	$25,271	$—	$—
Mortgage-backed securities	6,389,012	100,143	—	—
Collateralized mortgage obligations	11,190,910	145,656	—	—
Municipal bonds	7,828,330	170,787	—	—
Corporate obligations	2,831,546	43,454	—	—
Total less than 12 months	$33,343,802	$485,311	$—	$—

At December 31, 2020, there were no unrealized losses in the investment portfolio. At December 31, 2021, unrealized losses in the investment portfolio related to debt securities. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades or the repayment sources of principal and interest are backed by government entities. At December 31, 2021, all US treasuries, four of fourteen mortgage backed securities, seven of thirteen collateralized mortgage obligations, eight of nine municipal bonds and all corporate obligations contained unrealized losses. The Bank does not intend to sell the investments and it is not likely that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Investment securities with maturities -
Within 1 year	$—	$—
1 to 5 years	—	—
5 to 10 years	16,770,750	16,532,751
Over 10 years	—	—
Mortgage-backed securities and collateralized mortgage obligations	29,099,657	29,098,885
Total	$45,870,407	$45,631,636

The Bank did not sell any investment securities available-for-sale during 2021 or 2020. Securities with carrying values of approximately $142,000 and $265,000 at December 31, 2021 and 2020, respectively, were pledged to secure public deposits as required by law and for other purposes.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans, by purpose code, at December 31, 2021 and 2020, are summarized as follows:

	December 31, 2021	Percent	December 31, 2020	Percent
Real estate loans:
Residential	$98,433,124	36.27%	$105,837,324	39.56%
Home equity	11,510,661	4.24%	8,892,417	3.32%
Multi-family	19,937,187	7.35%	15,140,468	5.66%
Commercial	89,830,611	33.10%	72,717,869	27.18%
Construction and land development	34,401,702	12.68%	29,982,506	11.21%
Total real estate loans	254,113,285		232,570,584
Consumer loans	1,373,761	0.51%	5,372,529	2.01%
Commercial and industrial loans	15,900,097	5.85%	29,599,982	11.06%
Total loans	271,387,143	100.00%	267,543,095	100.00%
Less: Allowance for loan losses	4,183,599		4,085,719
Deferred loan fees	899,096		1,101,409
Loans, net	$266,304,448		$262,355,967

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

Real Estate - Multi-family: Multi-family loans consist of loans to finance real estate purchases, refinancings, expansions and improvements to multi-family properties. These loans may be secured by, but are not limited to, first liens on apartments, mobile home parks or other multi-family properties primarily located within the Bank’s market areas. The Bank’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s and borrower’s related entities’ financial condition, and a detailed analysis of the borrower’s underlying cash flows. Multi-family loans are larger than residential or home equity loans and involve greater credit risk. The repayment of these loans largely depends on the results of operations and management of these properties. Adverse economic conditions also affect the repayment ability to a greater extent than residential or home equity real estate loans.

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

The Bank was paid a processing fee from the SBA on PPP loan originations ranging from 1% to 5%, based on the size of the loans. During the years ended December 31, 2021 and 2020, the Bank recorded approximately $481,000 and 478,000, respectively, in PPP-related SBA fees in total and is accreting these fees into interest income over the estimated life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. As of December 31, 2021 and 2020, the Bank has recognized approximately $678,000 and $218,000, respectively, in PPP-related SBA fees through accretion. The majority of the remaining unearned fees are expected to be recognized as the PPP loans are forgiven or paid off. Deferred PPP-related SBA fees totaled $62,000 and $260,000 at December 31, 2021 and 2020, respectively.

Allowance for Loan Losses:

The following schedule presents a roll-forward of the allowance for loan losses as of December 31:

	Year Ended December 31,
	2021	2020
Beginning balance	$4,085,719	$3,064,777
Charge-offs:
Real estate loans:
Residential	(11,123)	(2,951)
Home equity	—	(1,377)
Multi-family	—	—
Commercial	—	(62,896)
Construction and land development	—	(629)
Total real estate loans	(11,123)	(67,853)
Consumer loans	(48,022)	—
Commercial and industrial loans	(78,219)	(149)
Total charge-offs	(137,364)	(68,002)
Recoveries:
Real estate loans:
Residential	33,794	123,368
Home equity	—	—
Multi-family	—	—
Commercial	19,651	—
Construction and land development	24,392	31,573
Total real estate loans	77,837	154,941
Consumer loans	6,595	7,910
Commercial and industrial loans	27,629	146,335
Total recoveries	112,061	309,186
Net (charge offs) recoveries	(25,303)	241,184
Provision for allowance for loan losses	123,183	779,758
Ending balance	$4,183,599	$4,085,719

Allowance for Loan Losses (Continued):

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2021 and 2020:

	Loans		Allowance for loan losses
	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
December 31, 2021 -
Real estate loans:
Residential	$1,517,822	$96,915,302	$—	$1,468,649
Home equity	—	11,510,661	—	174,579
Multi-family	—	19,937,187	—	288,455
Commercial	—	89,830,611	—	1,757,794
Construction and development	9,928	34,391,774	—	350,586
Total real estate loans	1,527,750	252,585,535	—	4,040,063
Consumer loans	—	1,373,761	—	1,798
Commercial and industrial loans	—	15,900,097	—	109,724
Unallocated	—	—	—	32,014
Total	$1,527,750	$269,859,393	$—	$4,183,599
December 31, 2020 -
Real estate loans:
Residential	$1,480,633	$104,356,691	$—	$1,444,921
Home equity	675	8,891,742	—	133,985
Multi-family	—	15,140,468	—	311,409
Commercial	1,339,199	71,378,670	—	1,531,037
Construction and development	11,637	29,970,869	—	387,127
Total real estate loans	2,832,144	229,738,440	—	3,808,479
Consumer loans	—	5,372,529	—	1,360
Commercial and industrial loans	—	29,599,982	—	101,497
Unallocated	—	—	—	174,383
Total	$2,832,144	$264,710,951	$—	$4,085,719

Impaired Loans:

The following tables present impaired loans by class of loans as of December 31, 2021 and 2020:

	Recorded Investment	Principal Balance	Related Allowance
December 31, 2021 -
Impaired loans with related allowance:
Real estate loans:
Residential	$—	$—	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	—	—	—
Total real estate loans	—	—	—
Consumer loans	—	—	—
Commercial and industrial loans
Total
Impaired loans without related allowance:
Real estate loans:
Residential	$1,517,822	$1,517,822	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	9,928	9,928	—
Total real estate loans	1,527,750	1,527,750	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$1,527,750	$1,527,750	$—

Impaired Loans (Continued):

	Recorded Investment	Principal Balance	Related Allowance
December 31, 2020 -
Impaired loans with related allowance:
Real estate loans:
Residential	$—	$—	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	—	—	—
Total real estate loans	—	—	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$—	$—	$—
Impaired loans without related allowance:
Real estate loans:
Residential	$1,480,633	$1,480,633	$—
Home equity	675	675	—
Multi-family	—	—	—
Commercial	1,339,199	1,339,199	—
Construction and land development	11,637	11,637	—
Total real estate loans	2,832,144	2,832,144	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$2,832,144	$2,832,144	$—

The average net investment on impaired loans and interest income recognized and received on impaired loans are as follows:

	Year Ended December 31,
	2021
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate loans:
Residential	$1,560,984	$92,374	$92,705
Home equity	598	—	—
Multi-family	—	—	—
Commercial	831,676	—	—
Construction and land development	57,086	520	399
Total real estate loans	2,450,344	92,894	93,104
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$2,450,344	$92,894	$93,104

	2020
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate loans:
Residential	$1,328,667	$53,255	$49,977
Home equity	2,391	194	194
Multi-family	—	—	—
Commercial	1,479,981	—	—
Construction and land development	254,687	697	697
Total real estate loans	3,065,726	54,146	50,868
Consumer loans	—	—
Commercial and industrial loans	—	—
Total	$3,065,726	$54,146	$50,868

Past Due and Nonaccrual Loans:

The following tables present the aging of the recorded investment in past due loans and nonaccrual loans as of December 31, 2021 and 2020, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Non-accrual
December 31, 2021 -
Real estate loans:
Residential	$1,330,647	$75,169	$—	$1,405,816	$97,027,308	$98,433,124	$354,295
Home equity	—	—	—	—	11,510,661	11,510,661	—
Multi-family	—	—	—	—	19,937,187	19,937,187	—
Commercial	—	—	—	—	89,830,611	89,830,611	—
Construction and land development	—	9,928	60,111	70,039	34,331,663	34,401,702	60,111
Total real estate loans	1,330,647	85,097	60,111	1,475,855	252,637,430	254,113,285	414,406
Consumer loans	—	—	—	—	1,373,761	1,373,761	—
Commercial and industrial loans	—	—	—	—	15,900,097	15,900,097
	$1,330,647	$85,097	$60,111	$1,475,855	$269,911,288	$271,387,143	$414,406
December 31, 2020 -
Real estate loans:
Residential	$40,583	$84,167	$196,826	$321,576	$105,515,748	$105,837,324	$623,998
Home equity	—	—	—	—	8,892,417	8,892,417	—
Multi-family	—	—	—	—	15,140,468	15,140,468	—
Commercial	—	—	1,339,199	1,339,199	71,378,670	72,717,869	1,339,199
Construction and land development	—	—	—	—	29,982,506	29,982,506	—
Total real estate loans	40,583	84,167	1,536,025	1,660,775	230,909,809	232,570,584	1,963,197
Consumer loans	—	—	—	—	5,372,529	5,372,529	—
Commercial and industrial loans	151,136	—	—	151,136	29,448,846	29,599,982	—
	$191,719	$84,167	$1,536,025	$1,811,911	$265,731,184	$267,543,095	$1,963,197

As of December 31, 2021 there were no loans greater than 90 days past due and still accruing. As of December 31, 2020, there was one loan greater than 90 days past due and still accruing totaling approximately $16,000.

Troubled Debt Restructurings:

The Bank did not modify any loans in 2021 or 2020 in a manner that would be considered troubled debt restructurings. There were no specific allowances allocated to troubled debt restructurings as of December 31, 2021 or 2020. The Bank did not commit to lend any additional amounts to customers with outstanding loans that are classified as troubled restructurings. Certain troubled debt restructurings are accruing loans in which interest is earned when payments are made. Management continues to evaluate these accruing troubled debt restructurings for impairment on a quarterly basis. During the years ended December 31, 2021 and 2020, no restructured loans defaulted subsequent to modification.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of December 31, 2021 and 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Credit Exposure Based on Risk Ratings:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2021 -
Real estate loans:
Residential	$95,421,741	$1,764,789	$1,246,594	$—	$—	$98,433,124
Home equity	11,510,661	—	—	—	—	11,510,661
Multi-family	19,937,187	—	—	—	—	19,937,187
Commercial	78,797,687	8,075,262	2,957,662	—	—	89,830,611
Construction and land development	31,347,154	2,920,406	134,142	—	—	34,401,702
Total real estate loans	237,014,430	12,760,457	4,338,398	—	—	254,113,285
Consumer loans	1,373,761	—	—	—	—	1,373,761
Commercial and industrial loans	15,900,097	—		—		15,900,097
	$254,288,288	$12,760,457	$4,338,398	$—	$—	$271,387,143
December 31, 2020 -
Real estate loans:
Residential	$102,229,498	$1,243,538	$2,364,288	$—	$—	$105,837,324
Home equity	8,891,742	—	675	—	—	8,892,417
Multi-family	14,831,774	308,694	—	—	—	15,140,468
Commercial	67,305,357	4,073,313	1,339,199	—	—	72,717,869
Construction and land development	25,390,597	2,950,389	1,641,520	—	—	29,982,506
Total real estate loans	218,648,968	8,575,934	5,345,682	—	—	232,570,584
Consumer loans	5,372,529	—	—	—	—	5,372,529
Commercial and industrial loans	27,643,564	466,020	1,490,398	—	—	29,599,982
	$251,665,061	$9,041,954	$6,836,080	$—	$—	$267,543,095

NOTE 4 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021	December 31, 2020
Land	$47,512	$47,512
Buildings and improvements	4,951,619	4,920,575
Furniture and equipment	1,949,632	1,836,230
Automobiles	56,845	56,844
	7,005,608	6,861,161
Less: Accumulated depreciation and amortization	3,780,719	3,417,652
Premises and equipment, net	$3,224,889	$3,443,509

Depreciation expense was approximately $366,000 and $344,000 for the years ended December 31, 2021 and 2020, respectively.

NOTE 5 - CERTIFICATES OF DEPOSIT

The aggregate amount of certificates of deposit, that meet or exceed the FDIC insurance limit of $250,000, were approximately $7,833,000 at December 31, 2021 and $10,824,000 at December 31, 2020.

At December 31, 2021, the scheduled maturities of certificates of deposit were as follows:

2022	$54,798,356
2023	14,162,610
2024	1,884,319
2025	1,643,325
2026	41,644
$72,530,254

NOTE 6 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

All remaining FHLB advances were paid off in July of 2021. Prepayment fees of $14,537 were netted against gains of $26,749. A net gain of $12,212 was recognized in other income during the year ended December 31, 2021. The following advances from the FHLB were outstanding as of December 31, 2020:

December 31, 2020 -
Advance Date	Amount	Rate	Interest Rate	Maturity	Call Feature
January 7, 2008	$208,334	Fixed	4.49%	January 9, 2023	N/A
September 20, 2012	450,000	Fixed	1.80%	September 20, 2022	N/A
April 1, 2020	4,333,333	Fixed	0.66%	April, 1 2025	N/A
April 7, 2020	4,523,810	Fixed	0.79%	April 7, 2027	N/A
	$9,515,477

The FHLB advances were collateralized by the Bank’s FHLB stock and a blanket lien on certain of the Bank’s residential and commercial real estate loans with a carrying value of approximately $15,658,000 and $37,248,000 at December 31, 2021 and 2020, respectively. The Bank had approximately $15,700,000 and $19,200,000 in available borrowing capacity through the FHLB at December 31, 2021 and 2020, respectively.

Unsecured federal funds lines of credit totaling $19,500,000 and $18,300,000 were available to the Bank for overnight borrowing through correspondent banks at December 31, 2021 and 2020, respectively. The Bank also had approximately $5,700,000 and $9,900,000 in available borrowing capacity through the Federal Reserve Bank of Atlanta at December 31, 2021 and 2020, respectively. There were no borrowings against either of these facilities at December 31, 2021 or 2020. The available borrowings with the Federal Reserve Bank are collateralized by a blanket lien on certain of the Bank’s residential and commercial real estate loans with a carrying value of approximately $9,300,000 and $15,000,000 at December 31, 2021 and 2020, respectively.

NOTE 7 - INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Current - Alternative minimum tax	$14,390	$3,000
Deferred	(62,721)	(212,222)
Utilization of operating loss carryforward	849,585	238,918
Change in valuation allowance	21,759	10,058
	$823,013	$39,754

The difference between the actual income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31, 2021 and 2020 , is as follows:

	2021	2020
Pretax income at statutory rate	$727,329	$72,956
Add (deduct):
State income tax expense, net of federal benefit	114,775	13,469
Tax-exempt income	(68,496)	(63,192)
Change in valuation allowance	21,759	10,058
Other	27,646	6,463
	$823,013	$39,754

The following summarizes the sources and expected tax consequences of future taxable deductions or income, which comprise the net deferred tax asset, which is included as a component of other assets at December 31, 2021 and 2020:

	2021	2020
Deferred income tax assets:
Deferred compensation	$295,006	$254,526
Net operating loss carryforward	1,333,553	2,183,138
Other real estate owned	26,804	2,688
Charitable contributions	—	64,038
State tax credits	198,221	176,462
Defined benefit obligations (non-qualified)	490,528	812,019
Director deferred fee practice	—	22,379
Non-accrual loans	126,915	108,320
Frozen pension accrual (tax qualified)	327,425	375,275
Unrealized loss on investment securities available-for-sale	64,467	—
Other	24,412	3,848
Total gross deferred tax assets	2,887,331	4,002,693
Less: Valuation allowance	(198,221)	(176,462)
Net deferred tax asset	2,689,110	3,826,231
Deferred income tax liabilities:
Premises and equipment	14,021	36,005
Allowance for loan losses	120,539	151,516
Unrealized gain on investment securities available-for-sale	—	138,905
Director fee plan	8,663	—
Other	3,863	—
Total gross deferred tax liabilities	147,086	326,426
Net deferred tax asset	$2,542,024	$3,499,805

The future tax consequences of the differences between the financial reporting and tax basis of the Bank’s assets and liabilities resulted in a net deferred tax asset. A valuation allowance in the amount of $198,221 and $176,462 as of December 31, 2021 and 2020, respectively, was established as these deferred tax assets relate to state tax credit carryforwards that will likely expire prior to realization. As of December 31, 2021, the Bank had federal net operating loss carryforwards of approximately $5,317,000 and state net operating loss carryforwards of approximately $6,018,000, which will begin to expire in 2031 unless previously utilized.

NOTE 8 - COMMITMENTS

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

	December 31, 2021	December 31, 2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$28,204,000	$30,288,000
Stand-by letters of credit	$931,000	$725,000

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

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds real estate and assignments of deposit accounts as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for these commitments at December 31, 2021 and 2020 varies.

NOTE 9 - RELATED PARTY TRANSACTIONS

In the normal course of business, officers and directors of the Company and the Bank, and certain business organizations and individuals associated with them, maintain a variety of relationships with the Bank. Transactions with officers and directors are made on terms comparable to those available to other Bank customers. At December 31, 2021 and 2020, deposits from directors, executive officers, and their related interests aggregated approximately $771,000 and $3,895,000, respectively. The following summary reflects related party loan activity during 2021 and 2020.

	2021	2020
Beginning balance	$571,210	$644,441
New loans and advancements	40,000	36,050
Change in executive officers and directors	(131,838)	—
Repayments	(114,562)	(109,281)
Ending Balance	$364,810	$571,210

NOTE 10 - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total common equity Tier 1, total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2021 and 2020, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2021 and 2020, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios, and minimum amounts under current regulatory standards, as of December 31, 2021 and 2020, are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2021:
Common Equity Tier 1 Capital to Risk- Weighted Assets	$63,764	25.08%	$11,441	4.50%	$16,526	6.50%
Total Capital to Risk- Weighted Assets	$66,954	26.33%	$20,340	8.00%	$25,425	10.00%
Tier 1 Capital to Risk- Weighted Assets	$63,764	25.08%	$15,255	6.00%	$20,340	8.00%
Tier I Capital to Average Assets	$63,764	16.64%	$15,327	4.00%	$19,159	5.00%
December 31, 2020:
Common Equity Tier 1 Capital to Risk- Weighted Assets	$40,090	16.46%	$10,963	4.50%	$15,835	6.50%
Total Capital to Risk- Weighted Assets	$43,148	17.71%	$19,489	8.00%	$24,361	10.00%
Tier 1 Capital to Risk- Weighted Assets	$40,090	16.46%	$14,617	6.00%	$19,489	8.00%
Tier I Capital to Average Assets	$40,090	11.73%	$13,673	4.00%	$17,091	5.00%

NOTE 11 - EMPLOYEE BENEFIT PLANS

401(k):

The Bank sponsors a 401(k) plan. The 401(k) plan covers substantially all employees and provides for an employer matching contribution based on a percentage of salary contributed to the plan. The Bank contributed approximately $210,000 and $201,000 to the 401(k) plan during 2021 and 2020, respectively.

Supplemental Executive Retirement Plans:

During 2019, the Bank entered into supplemental executive retirement agreements (each, a “SERP”) with certain of its officers whereby a specified monthly benefit is payable upon a normal retirement for a period of 10 years. Each SERP is a nonqualified deferred compensation arrangement that conditions payment of the full normal retirement benefit upon an officer’s attaining normal retirement age while in the service of the Bank. Otherwise, the retirement benefit is earned over time and, with the exception of the SERPs for a former and a current executive officer, is subject to a ten-year vesting schedule. Moreover, the amount and timing of payment of the retirement benefit may vary depending upon the circumstances of an officer’s earlier termination of employment, including death, disability, or in connection with a change in control. The retirement benefit is forfeited in the event of a termination of employment for cause or if grounds exist for such a termination. The expense associated with the SERPs is offset by earnings on life insurance policies owned by the Bank. The cash surrender value on these insurance policies was approximately $11,167,000 and $10,883,000 as of December 31, 2021 and 2020, respectively. Additionally, at December 31, 2021 and 2020, the Bank has recorded a liability for the present value of the future retirement benefits of approximately $641,000 and $491,000, respectively, to be paid under the SERPs. Expense for the SERPs was approximately $150,000 and $288,000 for the years ended December 31, 2021 and 2020, respectively. In determining the SERPs obligation for 2021 and 2020, the discount rate used was 2.17% and 2.18%, respectively.

Director Deferred Fee Practice:

The Bank has maintained a discretionary practice of paying a retirement benefit to eligible non-employee directors who attain at least age 70 in the service of the Bank with at least 15 years of service to their credit. Under this practice, each eligible retired director received a monthly benefit in the amount of $825. In anticipation of the Reorganization (see Note 13), the Bank decided to formalize and revise this practice in 2020. The Bank has relinquished its discretion over the practice with respect to eligible retired directors and current non-employee directors who satisfied the eligibility criteria for the benefit as of December 31, 2019. The normal retirement benefit for this group will be a monthly benefit in the amount of $825 a month for the remaining life of the director. With respect to all other non-employee directors serving as of December 31, 2019, the amount of the normal monthly benefit will remain unchanged, but will be paid over a period of 10 years following retirement or, if less, the director’s remaining lifetime. The eligibility criteria for this group has been changed to the attainment of at least age 65 with at least 10 years of service. No future non-employee director will be eligible for a benefit under this formalized plan. The Bank has recorded and will continue to record a liability for these payments as post-retirement defined benefit obligations. The Bank recognized current year expense of $47,000 and $46,000 during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Bank had a projected defined benefit obligation of approximately $498,000 and $610,000, respectively, assuming the continuation of its then existing practice. The discount rate used in determining the accumulated post-retirement defined benefit obligation was 2.17% in 2021 and 2.18% in 2020.

Tax-Qualified Frozen Defined Benefit Pension Plan:

The Bank also sponsors a tax-qualified defined benefit retirement plan. Effective March 31, 2019, eligibility for the plan was frozen so that no employee who was not then a participant in the plan could later become a participant and to freeze benefit accruals for all existing participants. For existing participants, the plan provides for retirement payments based on a formula using a participant’s years of creditable service and highest three years of annual compensation. Retirees age 66 and older are also eligible for an annual supplemental payment equal to one percent of their monthly benefit multiplied by the number of their retirement years beyond age 65. Participants who entered the plan prior to July 1, 1983 are also eligible for a one-time lump sum payment upon retirement after reaching age 55 equal to three times their monthly retirement benefit. A participant is also required to vest in any benefit earned under the plan formula by completing a minimum number of years of vesting service. The plan also provides for disability benefits and surviving spouse benefits in circumstances where the normal retirement benefit would not otherwise be payable.

Tax-Qualified Frozen Defined Benefit Pension Plan (Continued):

The following is a summary of the components of the net periodic post-retirement benefit cost during 2021 and 2020:

	2021	2020
Interest cost	$300,973	$366,543
Expected return on assets	(710,539)	(643,058)
Amortization of unrecognized loss	219,288	142,053
Periodic post-retirement cost (benefit)	$(190,278)	$(134,462)

The discount rate used in determining the accumulated post-retirement benefit obligation was 2.33% and 3.09% in 2021 and 2020, respectively. The expected long-term rate of return on assets was 8.00% during both 2020 and 2021. The assumed rates of salary increase used in measuring the accumulated post-retirement benefit obligation ranged from 5.35% to 10.10% during 2021 and 2020.

The Bank expects to make contributions to the plan in 2022 totaling $0. The following table presents the estimated benefit payments for each of the next five years and in the aggregate for the five years thereafter as of December 31, 2021:

2022	585,550
2023	586,872
2024	590,481
2025	591,945
2026	590,784
2027-2031	2,846,764
$5,792,396

The following is a reconciliation of the accumulated post-retirement benefit obligation as of December 31, 2021 and 2020:

	2021	2020
Projected benefit obligation at beginning of year	$13,209,019	$12,155,436
Interest cost	300,973	366,543
Actuarial gain	(766,993)	1,261,873
Benefits paid	(583,244)	(574,833)
Projected benefit obligation at end of year	$12,159,755	$13,209,019

Tax-Qualified Frozen Defined Benefit Pension Plan (Continued):

The following is a summary of the change in plan assets during 2021 and 2020:

	2021	2020
Fair value of plan assets at beginning of year	$9,168,583	$8,257,698
Actual return on assets	1,068,427	1,062,482
Employer contributions	—	485,934
Administrative expenses	(65,873)	(62,698)
Benefits paid, net	(583,244)	(574,833)
Fair value of plan assets at end of year	$9,587,893	$9,168,583

The fair values of the Bank’s pension plan assets at December 31, 2021 and 2020, by asset category, are as follows:

		Fair Value Measurements
	Assets Measured at Fair Value	Level 1	Level 2	Level 3
December 31, 2021:
Cash and cash equivalents	$14,881	$14,881	$—	$—
Debt securities mutual funds	3,059,854	3,059,854	—	—
Equity securities mutual funds	6,513,158	6,513,158	—	—
	$9,587,893	$9,587,893	$—	$—
December 31, 2020:
Cash and cash equivalents	$23,438	$23,438	$—	$—
Debt securities mutual funds	2,751,130	2,751,130	—	—
Equity securities mutual funds	6,394,015	6,394,015	—	—
	$9,168,583	$9,168,583	$—	$—

The fair value of all pension assets are determined from quoted market prices and are considered Level 1 fair value measurements.

The plan’s investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges by major asset categories. The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plan’s actuarial assumptions and achieve asset returns that are competitive with like institutions employing similar investment strategies.

Tax-Qualified Frozen Defined Benefit Pension Plan (Continued):

The following is a summary of the amount recognized in other liabilities as of December 31, 2021 and 2020:

	2021	2020
Projected benefit obligation at end of year	$12,159,755	$13,209,019
Fair value of plan assets at end of year	(9,587,893)	(9,168,583)
	$2,571,862	$4,040,436

Amounts recognized in accumulated other comprehensive loss, net of tax, as of December 31, 2021 and 2020 were:

	2021	2020
Net loss	$(1,950,408)	$(3,228,704)
Total accumulated other comprehensive loss	$(1,950,408)	$(3,228,704)

Amounts recognized in the accumulated post-retirement benefit obligation and other comprehensive income (loss) for the years ended December 31, 2021 and 2020 were:

	2021	2020
Net loss	$(1,059,008)	$905,147
Amortization of net unrecognized gain	(219,288)	(142,053)
Total accumulated other comprehensive loss	$(1,278,296)	$763,094

Employee Stock Ownership Plan:

As part of the stock offering, the Company established the TC Federal Bank Employee Stock Ownership Plan ("ESOP") to provide eligible employees of the Company the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal limits. The Company uses the principal and interest method to determine the release of shares amounts. The number of shares committed to be released per year through 2040 is approximately 19,600.

The ESOP funded its purchase of 391,868 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank's contributions to the ESOP over the remaining loan term of 19 years. At December 31, 2021, the remaining principal balance on the ESOP debt was $3.7 million.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to the fair market value of shares when they are committed to be released from the suspense account to participants' accounts under the plan. Total compensation expense recognized in connection with the ESOP for the year ended December 31, 2021 was approximately $335,000.

2021
Shares held by the ESOP include the following:
Allocated	—
Committed to be allocated	19,593
Unallocated	372,275
Total	391,868

NOTE 12 - FAIR VALUE MEASUREMENT

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

Assets Recorded at Fair Value on a Recurring Basis. The table below presents the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2021 and 2020, all of which consisted of investment securities available-for-sale:

	Level 1	Level 2	Level 3	Total
December 31, 2021:
US treasuries	$—	$5,104,004	$—	$5,104,004
Mortgage-backed securities	—	10,369,291	—	10,369,291
Collateralized mortgage obligations	—	18,729,594	—	18,729,594
Municipal bonds	—	8,597,201		8,597,201
Corporate obligations	—	2,831,546	—	2,831,546
Investment securities available-for-sale	$—	$45,631,636	$—	$45,631,636
December 31, 2020:
Mortgage-backed securities	$—	$6,280,605	$—	$6,280,605
Collateralized mortgage obligations	—	9,135,065	—	9,135,065
Corporate obligations	—	501,196	—	501,196
Investment securities available-for-sale	$—	$15,916,866	$—	$15,916,866

Assets Recorded at Fair Value on a Nonrecurring Basis. The Bank may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2021 and 2020:

	Level 1	Level 2	Level 3	Total
December 31, 2021:
Other real estate owned	$—	$—	$1,115,100	$1,115,100
Impaired loans	—	—	—	—
	$—	$—	$1,115,100	$1,115,100
December 31, 2020:
Other real estate owned	$—	$—	$81,000	$81,000
Impaired loans	—	—	—	—
	$—	$—	$81,000	$81,000

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

The carrying amounts and estimated fair values of the Bank’s financial instruments as of December 31, 2021 and 2020 are as follows:

		Fair Value Measurements at December 31, 2021
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$41,890,831	$41,890,831	$41,890,831	$—	$—
Certificates of deposit with other banks	3,451,000	3,451,000	3,451,000	—	—
Investment securities available-for-sale	45,631,636	45,631,636	—	45,631,636	—
Other investments	190,700	190,700	—	190,700	—
Mortgage loans held for sale	2,844,707	2,844,707	—	2,844,707	—
Loans, net	266,304,448	274,168,000	—	—	274,168,000
Bank owned life insurance	11,166,573	11,166,573	11,166,573	—	—
Financial liabilities:
Deposits	289,316,708	289,267,454	216,786,454	—	72,481,000

		Fair Value Measurements at December 31, 2020
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$41,876,399	$41,876,399	$41,876,399	$—	$—
Certificates of deposit with other banks	5,652,000	5,652,000	5,652,000	—	—
Investment securities available-for-sale	15,916,866	15,916,866	—	15,916,866	—
Other investments	714,000	714,000	—	714,000	—
Mortgage loans held for sale	2,944,962	2,944,962	—	2,944,962	—
Loans, net	262,355,967	277,366,000	—	—	277,366,000
Bank owned life insurance	10,883,428	10,883,428	10,883,428	—	—
Financial liabilities:
Deposits	294,099,827	313,033,000	207,523,546	—	105,509,454
FHLB advances	9,515,477	9,631,000	—	—	9,631,000

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

NOTE 13 – CHANGE IN CORPORATE FORM

The Bank converted to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to the Company (the "Conversion"). The Bank became the wholly owned subsidiary of the Company, and the Company issued and sold shares of its capital stock pursuant to an independent valuation appraisal of the Bank and the Company. The stock was priced at $10.00 per share. In addition, the Bank’s board of directors adopted an employee stock ownership plan ("ESOP") which subscribed for 8% of the common stock sold in the offering. The Conversion was completed on July 20, 2021 and resulted in the issuance of 4,898,350 common shares by the Company, of which 391,868 were issued to the ESOP. The cost of the Conversion and issuing the capital stock totaled $1.5 million and was deducted from the proceeds of the offering.

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

Stock offering expenses totaled $1,523,443, which were deducted from the proceeds from the sale of common stock.

NOTE 14 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining to TC Bancshares Inc. only is as follows:

CONDENSED BALANCE SHEET
December 31, 2021
(Dollars in thousands)
ASSETS
Cash and cash equivalents	$19,855
Investment in TC Federal Bank	63,251
Other assets	3,735
Total assets	$86,841
LIABILITIES
Other liabilities	$28
Total liabilities	28
SHAREHOLDERS' EQUITY
Shareholders' equity	86,813
Total liabilities and shareholders' equity	$86,841

CONDENSED STATEMENT OF INCOME
For the Year Ended
December 31, 2021
(Dollars in thousands)
INCOME
Interest income	$59
EXPENSE
Other expense	41
Income before income tax expense and equity in undistributed net income of TC Federal Bank	18
Income tax expense	4
Net income before equity in undistributed net income of TC Federal Bank	14
Equity in undistributed net income of TC Federal Bank	2,626
Net income	$2,640

CONDENSED STATEMENT OF CASH FLOW
For the Year Ended
December 31, 2021
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,640
Adjustments to reconcile net income to net cash used in operating activities:
Undistributed net income of TC Federal Bank	(2,626)
ESOP expense	266
Increase in other assets	(3,735)
Increase in other liabilities	28
Net cash used in operating activities	(3,427)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to TC Federal Bank	(20,260)
Net cash used in investing activities	(20,260)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	48,984
Stock offering expenses	(1,523)
Common stock purchased by ESOP	(3,919)
Net cash provided by financing activities	43,542
Net increase in cash	19,855
Cash at beginning of year	—
Cash at end of year	$19,855

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

The annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

On March 22, 2022, the Bank entered into an employment agreement with Nathan Higdon in connection with Mr. Higdon's continued service as an Executive Vice President. The employment agreement with Mr. Higdon has an initial term of three (3) years with optional one (1)-year renewals thereafter. The current term of the employment agreement will expire on March 22, 2025.

Under the employment agreement, Mr. Higdon is entitled to an annual base salary of $205,000. The Bank's board of directors will review his base salary at least annually to determine whether an increase is appropriate. In addition to base salary, he is entitled to participate in bonus and incentive programs and other benefit plans available to management employees and will be reimbursed for all reasonable business expenses incurred. Mr. Higdon is also entitled to reimbursements for regular membership dues to a single country club and a monthly automobile allowance.

Under the employment agreement, if the Bank terminates his employment for "cause," as that term is defined in the employment agreement, he will not receive any compensation or benefits after the termination date other than compensation and benefits that have accrued or vested through the date of the termination. If the Bank terminates his employment without cause or if he terminates employment for "good reason," as that term is defined in the employment agreement, he will be entitled to severance payments paid over the next twelve (12) months in an aggregate amount equal to this base salary. If the termination of employment occurs during the term of the employment agreement but following a "change in control," as defined in the employment agreement, he will be entitled to an additional severance payout equal to the sum of his current base salary and the average bonus paid during the prior three (3) years immediately preceding the change in control in a lump sum payment.

The employment agreement also contains confidentiality and proprietary information protections in favor of the Bank as well as certain post-employment obligations (non-competition and non-solicitation) that may apply for twelve (12) months following a termination of employment depending on the nature of the termination.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be set forth in the definitive Proxy Statement for the Company's 2022 annual meeting of shareholders (the "Proxy Statement") to be filed with the SEC in advance of such meeting.

Item 11. Executive Compensation.

The information required by this Item 11 will be set forth in the Proxy Statement to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be set forth in the Proxy Statement to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be set forth in the Proxy Statement to be filed with the SEC.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be set forth in the Proxy Statement to be filed with the SEC

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) The following consolidated financial statements are located in Item 8 of this report:

(2) Exhibits.

The exhibits required to be filed with this report by Item 601 of Regulation S-K are set forth in the Exhibit Index below.

Exhibit Index
b)Exhibits: Posted Exhibit Number	Description
2.1

Plan of Conversion of TC Federal Bank as Adopted by the Board of Directors on March 5, 2021 (incorporated by reference to Exhibit 2 of the Company's Registration Statement on Form S-1 (Registration No. 333-254212) filed March 12, 2021).

3.1	Articles of Incorporation of TC Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration No. 333-254212) filed March 12, 2021).
3.2	Amended and Restated Bylaws of TC Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed June 22, 2021).
4.1	Form of Common Stock Certificate of TC Bancshares, Inc. (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-1 (Registration No. 333-254212) filed March 12, 2021)
4.2	Description of TC Bancshares, Inc.’s Securities.*
10.1

Directors Deferred Compensation Plan. (incorporated by reference to Exhibit 10.1 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (Registration No. 333-254212) filed April 23, 2021)†

10.2

Consulting Agreement with G.M. Brown. (incorporated by reference to Exhibit 10.2 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (Registration No. 333-254212) filed April 23, 2021)†

10.3

Employment Agreement with G.H. Eiford. (incorporated by reference to Exhibit 10.3 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (Registration No. 333-254212) filed April 23, 2021)†

10.4

Employment Agreement with N. Ellis. (incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (Registration No. 333-254212) filed April 23, 2021)†

10.5	Employment Agreement with N. Higdon†

10.6

Supplemental Executive Retirement Plan with G.H. Eiford. (incorporated by reference to Exhibit 10.6 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (Registration No. 333-254212) filed April 23, 2021)†

10.7

Supplemental Executive Retirement Plan with N. Ellis. (incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (Registration No. 333-254212) filed April 23, 2021)†

10.8	Supplemental Executive Retirement Plans with N. Higdon†*
10.9	Supplemental Executive Retirement Plan with L. Palmer†*
10.10	Form of Split Dollar Agreement (Incorporated by reference to Exhibit 10.8 of the Company's Amendment No. 1 to Registration Statement on FormS-1A (Registration No. 3330254212) filed April 23, 2021†
21	List of Subsidiaries*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.*
32	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer.*
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Income for the two-year period ended December 31, 2021, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Change in Equity for the two-year period ended December 31, 2021, (v) Consolidated Statements of Cash Flows for the two-year period ended December 31, 2021, and (vi) the Notes to Consolidated Financial Statements with detail tagging.*

104	The cover page from this Annual Report on Form 10-K, formatted in inline XBRL.*

* Filed herewith.

† Management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TC BANCSHARES, INC.

Date: March 24, 2022	By:	/s/ Gregory H. Eiford
Gregory H. Eiford
Principal Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory H. Eiford, or his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregory H. Eiford	President, Chief Executive Officer,	March 24, 2022
Gregory H. Eiford	Principal Executive Officer

/s/ Linda Palmer	Executive Vice President, Chief Financial Officer,	March 24, 2022
Linda Palmer	Principal Financial and Accounting Officer

/s/ G. Matthew Brown	Director	March 24, 2022
G. Matthew Brown

/s/Peter A. DeSantis, III	Director	March 24, 2022
Peter A. DeSantis, III

/s/Charles M. Dixon	Director	March 24, 2022
Charles M. Dixon

/s/ Jefferson L. Johnson	Director	March 24, 2022
Jefferson L. Johnson

/s/Fortson T. Rumble	Director	March 24, 2022
Fortson T. Rumble

/s/Stephanie B. Tillman	Chairman of the Board	March 24, 2022
Stephanie B. Tillman