Form 10-Q
period 2022-03-31
TC Bancshares, Inc.
filed 2022-05-12
CIK 1850398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, 4,898,350 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

TC BANCSHARES, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31, 2022 and December 31, 2021

ASSETS
	March 31, 2022	December 31, 2021
Cash and due from banks	$43,419,628	$31,890,831
Federal funds sold	10,000,000	10,000,000
Cash and cash equivalents	53,419,628	41,890,831
Certificates of deposit with other banks	3,206,000	3,451,000
Investment securities available-for-sale	48,062,855	45,631,636
Other investments	923,200	190,700
Mortgage loans held for sale	2,539,422	2,844,707
Loans, net	268,503,697	266,304,448
Premises and equipment, net	3,201,049	3,224,889
Other real estate owned	1,115,100	1,115,100
Bank owned life insurance	11,234,520	11,166,573
Accrued interest receivable and other assets	5,702,379	5,122,263
Total Assets	$397,907,850	$380,942,147

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand	$40,113,668	$35,939,917
Interest-bearing demand	159,247,620	146,831,902
Savings	34,724,463	34,014,635
Certificates of deposit	72,749,497	72,530,254
Total deposits	306,835,248	289,316,708
Accrued interest payable and other liabilities	4,883,066	4,812,858
Total liabilities	311,718,314	294,129,566
Commitments
Shareholders' Equity:
Common stock, $.01 par value, 20,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 4,898,350 shares issued and outstanding as of March 31, 2022 and December 31, 2021	48,984	48,984
Additional paid in capital	47,481,077	47,481,077
Retained earnings	45,309,561	44,613,668
Accumulated other comprehensive loss	(2,927,339)	(1,608,401)
Unearned ESOP shares 372,275 shares unallocated at March 31, 2022 and December 31, 2021	(3,722,747)	(3,722,747)
Total shareholders' equity	86,189,536	86,812,581
Total Liabilities and Shareholders' Equity	$397,907,850	$380,942,147

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	Three Months Ended March 31,
	2022	2021
Interest and Dividend Income:
Interest and fees on loans	$3,138,193	$3,225,305
Interest and dividends on taxable investment securities	164,122	63,544
Interest on deposits with other banks and federal funds sold	49,322	59,159
Total interest and dividend income	3,351,637	3,348,008
Interest Expense:
Interest on deposits	165,142	301,705
Interest on borrowings	—	19,730
Total interest expense	165,142	321,435
Net interest income	3,186,495	3,026,573
Provision for Loan Losses	—	—
Net interest income after provision for allowance for loan losses	3,186,495	3,026,573
Other Income:
Service charges on deposit accounts	136,896	142,245
Gain on sale of mortgage loans	353,930	540,053
Bank owned life insurance income	67,947	71,221
Other	3,320	3,080
Total other income	562,093	756,599
Other Expense:
Salaries and employee benefits	1,744,554	1,709,772
Occupancy and equipment	199,626	204,564
Other real estate owned, net of operations, loss on sales and write-downs	10,820	400
Data processing conversion costs	—	503
Other	883,567	871,650
Total other expense	2,838,567	2,786,889
Income Before Income Taxes	910,021	996,283
Income Tax Expense	214,128	231,350
Net Income	$695,893	$764,933

Earnings per share:
Basic	$0.14	N/A
Diluted	$0.14	N/A

Weighted Average Shares Outstanding:
Basic	4,898,350	N/A
Diluted	4,898,350	N/A

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

UNAUDITED

	Three Months Ended March 31,
	2022	2021
Net Income	$695,893	$764,933
Other Comprehensive (Loss) Income
Net of Income Taxes:
Unrealized losses on securities available-for-sale:
Holding losses arising during the period, net of taxes of $487,827 and $45,922, respectively	(1,318,938)	(116,965)
Total other comprehensive loss	(1,318,938)	(116,965)
Comprehensive (Loss) Income	$(623,045)	$647,968

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

three months ended March 31, 2022 and 2021

UNAUDITED

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, December 31, 2020	$—	$—	$41,973,211	$(2,114,923)	$—	$39,858,288
Net income for the three months ended March 31, 2021	—	—	764,933	—	—	764,933
Other comprehensive loss, net of tax	—	—	—	(116,965)	—	(116,965)
Balance, March 31, 2021	$—	$—	$42,738,144	$(2,231,888)	$—	$40,506,256

Balance, December 31, 2021	$48,984	$47,481,077	$44,613,668	$(1,608,401)	$(3,722,747)	$86,812,581
Net income for the three months ended March 31, 2022	—	—	695,893	—	—	695,893
Other comprehensive loss, net of tax	—	—	—	(1,318,938)	—	(1,318,938)
Balance, March 31, 2022	$48,984	$47,481,077	$45,309,561	$(2,927,339)	$(3,722,747)	$86,189,536

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$695,893	$764,933
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	125,625	103,684
Provision for allowance for loan losses	—	—
Increase in cash surrender value of bank owned life insurance	(67,947)	(71,221)
Gain on mortgage loans sold, net	(353,930)	(540,053)
Proceeds from the sale of mortgage loans held for sale	19,680,093	27,581,298
Originations of mortgage loans held for sale	(19,020,878)	(26,679,176)
Change in:
Accrued interest receivable and other assets	(92,289)	400,594
Accrued interest payable and other liabilities	70,208	104,573
Net cash provided by operating activities	1,036,775	1,664,632
Cash Flows from Investing Activities:
Net change in interest-bearing deposits in other banks	245,000	965,000
Purchase of investment securities available-for -sale	(5,010,156)	(5,145,391)
Proceeds from calls, paydowns and maturities of investment securities available-for-sale	740,998	1,428,101
Purchase of other investments	(732,500)	—
Proceeds from sales of other investments	—	114,600
Net change in loans	(2,199,249)	10,220,739
Purchase of premises and equipment	(70,611)	(69,065)
Net cash (used in) provided by investing activities	(7,026,518)	7,513,984
Cash Flows from Financing Activities:
Net change in deposits	17,518,540	13,414,660
Repayments of Federal Home Loan Bank advances	—	(470,238)
Net cash provided by financing activities	17,518,540	12,944,422
Net Change in Cash and Cash Equivalents	11,528,797	22,123,038
Cash and Cash Equivalents, Beginning of Period	41,890,831	41,876,399
Cash and Cash Equivalents, End of Period	$53,419,628	$63,999,437
Supplement Disclosures of Cash Flow Information:
Cash paid during the period for interest	$160,125	$331,981
Non-Cash Investing and Financing Activities:
Change in unrealized losses on securities-for-sale, net of tax	$(1,318,938)	$(116,965)

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – GENERAL; BASIS OF PRESENTATION

Nature of Operations:

TC Bancshares, Inc. ("Company") is a savings and loan holding company incorporated under the laws of the State of Georgia in 2021, to serve as the holding company for TC Federal Bank ("Bank"). The Company owns 100% of the outstanding stock of the Bank. See Note 8 for a detailed discussion of the Company. The Bank was organized in 1934 and chartered in 1937 by the Federal Home Loan Bank Board as a mutual savings and loan association owned 100% by its depositors. The Bank operates one branch in Thomasville, Georgia, and one in Tallahassee, Florida as well as loan production offices in Tallahassee, Florida and Savannah, Georgia, that provide a variety of services to individuals and corporate customers in their markets. The Bank’s primary deposit products are interest-bearing checking accounts, savings accounts, and certificates of deposit. Its primary lending products consist of single-family residential mortgage loans and commercial and multi-family real estate loans. The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank undergoes periodic examinations by the OCC. The Company is subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve").

Basis of Presentation:

The accounting and financial reporting policies of the Company conform, in all material respects to accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management reflect all necessary adjustments for a fair presentation of the Company's consolidated financial position and consolidated results of operations. All adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2021, included in the Company's 2021 Annual Report on Form 10-K as filed with the SEC. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or any future period.

The COVID-19 pandemic has continued to cause extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. The pandemic may impact various parts of the Company's future operations and financial results, including additional allowance for loan loss provisions. Management believes the Company is taking appropriate actions to mitigate the negative impact. However, the full impact of COVID-19 on the allowance for loan losses in future periods cannot be reasonably estimated, as these events are still developing.

Earnings per Share:

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Summary of Significant Accounting Policies:

The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. The Notes to Consolidated Financial Statements appearing in the Company's 2021 Annual Report on Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Estimates as disclosed in the Company's 2021 Annual Report on Form 10-K.

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

In connection with the Company's initial public stock offering, the ESOP borrowed $3.9 million payable to the Company for the purpose of purchasing shares of the Company's common stock. A total of 391,868 shares were purchased with the loan proceeds. Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of shareholders' equity.

Recent Accounting Pronouncements:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now include forward-looking information in the determination of their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, this update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This update clarified the effective date of ASC 2016-13 for nonpublic business entities to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application of ASU 2016-13 will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14 – Compensation – Retirement Benefits – Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. This ASU is effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities. Management does not expect the adoption of this ASU to have a significant impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. Management does not expect the adoption of this ASU to have a significant impact on the Company's consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04- Earning per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). This ASU provides clarity and reduction in diversity in an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The amendments in this ASU affect all entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. The amendments that relate to the recognition and measurement of earnings per share ("EPS") for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Topic 260, Earnings Per Share. The amendments do not apply to modifications or exchanges of financial instruments that are within the scope of another Topic. The amendments do not affect a holder's accounting for freestanding call options. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Management does not expect the adoption of this ASU to have a significant impact on the Company's consolidated financial statements.

Emerging Growth Company Status:

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Company is an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies. An emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. The Company has elected to use the extended transition period described above and intends to maintain its emerging growth company status as allowed under the JOBS Act.

NOTE 2 - INVESTMENT SECURITIES

Investment securities available-for-sale at March 31, 2022 and December 31, 2021 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Fair Value as % of Total
March 31, 2022-
US treasuries	$10,134,303	$—	$322,994	$9,811,309	20%
Mortgage-backed securities	10,076,527	11,191	417,664	9,670,054	20%
Collateralized mortgage obligations	18,257,066	3,013	353,088	17,906,991	37%
Municipal bonds	8,765,495	—	824,846	7,940,649	17%
Corporate obligations	2,875,000	—	141,148	2,733,852	6%
	$50,108,391	$14,204	$2,059,740	$48,062,855	100%

December 31, 2021-
US treasuries	$5,129,275	$—	$25,271	$5,104,004	11%
Mortgage-backed securities	10,295,332	174,102	100,143	10,369,291	23%
Collateralized mortgage obligations	18,804,325	70,925	145,656	18,729,594	41%
Municipal bonds	8,766,475	1,513	170,787	8,597,201	19%
Corporate obligations	2,875,000	—	43,454	2,831,546	6%
	$45,870,407	$246,540	$485,311	$45,631,636	100%

The following outlines the unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Unrealized loss for less than 12 months:
US treasuries	$9,811,309	$322,994	$5,104,004	$25,271
Mortgage-backed securities	8,924,379	417,664	6,389,012	100,143
Collateralized mortgage obligations	15,832,910	353,088	11,190,910	145,656
Municipal bonds	7,940,649	824,846	7,828,330	170,787
Corporate obligations	2,733,852	141,148	2,831,546	43,454
Total less than 12 months	$45,243,099	$2,059,740	$33,343,802	$485,311

At March 31, 2022 and December 31, 2021, unrealized losses in the investment portfolio related to debt securities. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades or the repayment sources of principal and interest are backed by government entities. At March 31, 2022, all five US treasuries, ten of 14 mortgage backed securities, 11 of 13 collateralized mortgage obligations, all nine municipal bonds and all six corporate obligations contained unrealized losses. At December 31, 2021, all US treasuries, four of 14 mortgage backed securities, 11 out of 13 collateralized mortgage obligations, all nine municipal bonds and all corporate obligations contained unrealized losses. The Bank does not intend to sell the investments, and it is not likely that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

The amortized cost and estimated fair value of investment securities available-for-sale at March 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Investment securities with maturities -
Within 1 year	$—	$—
1 to 5 years	5,010,013	4,999,902
5 to 10 years	16,764,785	15,485,908
Over 10 years	—	—
Mortgage-backed securities and collateralized mortgage obligations	28,333,593	27,577,045
Total	$50,108,391	$48,062,855

The Bank did not sell any investment securities available-for-sale for the three months ended March 31, 2022 or 2021. Securities with carrying values of approximately $118,000 and $142,000 at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits as required by law and for other purposes.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans, by purpose code, at March 31, 2022 and December 31, 2021, are summarized as follows:

	March 31, 2022	Percent	December 31, 2021	Percent
Real estate loans:
Residential	$102,034,477	37.29%	$98,433,124	36.27%
Home equity	11,467,709	4.19%	11,510,661	4.24%
Multi-family	19,950,041	7.29%	19,937,187	7.35%
Commercial	95,384,937	34.86%	89,830,611	33.10%
Construction and land development	29,958,414	10.95%	34,401,702	12.68%
Total real estate loans	258,795,578		254,113,285
Consumer loans	1,314,367	0.48%	1,373,761	0.51%
Commercial and industrial loans	13,490,067	4.94%	15,900,097	5.85%
Total loans	273,600,012	100.00%	271,387,143	100.00%
Less: Allowance for loan losses	4,211,089		4,183,599
Deferred loan fees	885,226		899,096
Loans, net	$268,503,697		$266,304,448

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations in its primary market areas surrounding Thomasville and Savannah, Georgia and Tallahassee and Jacksonville, Florida. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent on the real estate market.

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

Commercial and industrial loans also include loans originated under the Paycheck Protection Program (“PPP”), before the program expired on May 31, 2021. These loans have an interest rate of 1.0% and a two-year or five-year loan term to maturity. The Small Business Administration (“SBA”) guarantees 100% of the PPP loans made to eligible borrowers, and loan proceeds may be partially or fully forgiven by the SBA if the funds are used for eligible expenses during the relevant forgiveness period and the borrower meets the employee retention criteria.

The Bank was paid a processing fee from the SBA on PPP loan originations ranging from 1% to 5%, based on the size of the loans. In the first quarter of 2022, the Bank did not record any PPP-related SBA fees, compared to $227,000 in PPP-related SBA fees in the first quarter of 2021. These fees are accreted into interest income over the estimated life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. For the three months ended March 31, 2022, and 2021, the Bank had recognized approximately $7,200 and $205,000 in PPP-related SBA fees, respectively. The majority of the remaining unearned fees are expected to be recognized as the PPP loans are forgiven or paid off. Deferred PPP-related SBA fees totaled $55,000 and $62,000 at March 31, 2022 and December 31, 2021, respectively.

Allowance for Loan Losses:

An analysis of the change in allowance for loan losses follows:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$4,183,599	$4,085,719
Charge-offs:
Real estate loans:
Residential	—	(11,123)
Home equity	—	—
Multi-family	—	—
Commercial	—	—
Construction and land development	—	—
Total real estate loans	—	(11,123)
Consumer loans	(8,633)	(15,842)
Commercial and industrial loans	—	—
Total charge-offs	(8,633)	(26,965)
Recoveries:
Real estate loans:
Residential	17,931	6,139
Home equity	—	—
Multi-family	—	—
Commercial	—	—
Construction and land development	—	11,345
Total real estate loans	17,931	17,484
Consumer loans	1,066	3,912
Commercial and industrial loans	17,126	7,250
Total recoveries	36,123	28,646
Net recoveries	27,490	1,681
Provision for allowance for loan losses	—	—
Ending balance	$4,211,089	$4,087,400

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2022 and December 31, 2021:

	Loans		Allowance for loan losses
	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
March 31, 2022 -
Real estate loans:
Residential	$1,365,448	$100,669,029	$—	$1,526,841
Home equity	—	11,467,709	—	173,236
Multi-family	—	19,950,041	—	280,408
Commercial	—	95,384,937	—	1,805,018
Construction and development	9,151	29,949,263	—	267,982
Total real estate loans	1,374,599	257,420,979	—	4,053,485
Consumer loans	—	1,314,367	—	1,374
Commercial and industrial loans	—	13,490,067	—	124,213
Unallocated	—	—	—	32,017
Total	$1,374,599	$272,225,413	$—	$4,211,089
December 31, 2021 -
Real estate loans:
Residential	$1,517,822	$96,915,302	$—	$1,468,649
Home equity	—	11,510,661	—	174,579
Multi-family	—	19,937,187	—	288,455
Commercial	—	89,830,611	—	1,757,794
Construction and development	9,928	34,391,774	—	350,586
Total real estate loans	1,527,750	252,585,535	—	4,040,063
Consumer loans	—	1,373,761	—	1,798
Commercial and industrial loans	—	15,900,097	—	109,724
Unallocated	—	—	—	32,014
Total	$1,527,750	$269,859,393	$—	$4,183,599

Impaired Loans:

The following tables present impaired loans by class of loans as of March 31, 2022 and December 31, 2021:

	Recorded Investment	Principal Balance	Related Allowance
March 31, 2022 -
Impaired loans with related allowance:
Real estate loans:
Residential	$—	$—	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	—	—	—
Total real estate loans	—	—	—
Consumer loans	—	—	—
Commercial and industrial loans
Total
Impaired loans without related allowance:
Real estate loans:
Residential	$1,365,448	$1,365,448	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	9,151	9,151	—
Total real estate loans	1,374,599	1,374,599	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$1,374,599	$1,374,599	$—

	Recorded Investment	Principal Balance	Related Allowance
December 31, 2021 -
Impaired loans with related allowance:
Real estate loans:
Residential	$—	$—	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	—	—	—
Total real estate loans	—	—	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$—	$—	$—
Impaired loans without related allowance:
Real estate loans:
Residential	$1,517,822	$1,517,822	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	9,928	9,928	—
Total real estate loans	1,527,750	1,527,750	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$1,527,750	$1,527,750	$—

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	Three Months Ended March 31,
	2022			2021
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate loans:
Residential	$1,441,635	$19,299	$19,562	$1,553,631	$23,892	$23,892
Home equity	—	—	—	1,196
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	1,409,590	—	—
Construction and land development	9,540	114	159	127,344
Total real estate loans	1,451,175	19,413	19,721	3,091,761	23,892	23,892
Consumer loans	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Total	$1,451,175	$19,413	$19,721	$3,091,761	$23,892	$23,892

Past Due and Nonaccrual Loans:

The following tables present the aging of the recorded investment in past due loans and nonaccrual loans as of March 31, 2022 and December 31, 2021, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Non-accrual
March 31, 2022 -
Real estate loans:
Residential	$1,087,573	$—	$—	$1,087,573	$100,946,904	$102,034,477	$245,613
Home equity	37,120	—	—	37,120	11,430,589	11,467,709	—
Multi-family	—	—	—	—	19,950,041	19,950,041	—
Commercial	—	—	—	—	95,384,937	95,384,937	—
Construction and land development	9,151	59,574	—	68,725	29,889,689	29,958,414	59,574
Total real estate loans	1,133,844	59,574	—	1,193,418	257,602,160	258,795,578	305,187
Consumer loans	—	—	—	—	1,314,367	1,314,367	—
Commercial and industrial loans	—	—	—	—	13,490,067	13,490,067	—
	$1,133,844	$59,574	$—	$1,193,418	$272,406,594	$273,600,012	$305,187
December 31, 2021 -
Real estate loans:
Residential	$1,330,647	$75,169	$—	$1,405,816	$97,027,308	$98,433,124	$354,295
Home equity	—	—	—	—	11,510,661	11,510,661	—
Multi-family	—	—	—	—	19,937,187	19,937,187	—
Commercial	—	—	—	—	89,830,611	89,830,611	—
Construction and land development	—	9,928	60,111	70,039	34,331,663	34,401,702	60,111
Total real estate loans	1,330,647	85,097	60,111	1,475,855	252,637,430	254,113,285	414,406
Consumer loans	—	—	—	—	1,373,761	1,373,761	—
Commercial and industrial loans	—	—	—	—	15,900,097	15,900,097	—
	$1,330,647	$85,097	$60,111	$1,475,855	$269,911,288	$271,387,143	$414,406

As of March 31, 2022 and December 31, 2021, there were no loans greater than 90 days past due and still accruing.

Troubled Debt Restructurings:

The Bank did not modify any loans in the three months ended March 31, 2022 and 2021 in a manner that would be considered troubled debt restructurings. There were no specific allowances allocated to troubled debt restructurings as of March 31, 2022 or 2021. The Bank did not commit to lend any additional amounts to customers with outstanding loans that are classified as troubled restructurings. Certain troubled debt restructurings are accruing loans in which interest is earned when payments are made. Management continues to evaluate these accruing troubled debt restructurings for impairment on a quarterly basis. During the three months ended March 31, 2022 and 2021, no restructured loans defaulted subsequent to modification.

COVID-19 Related Loan Modifications:

In 2020, the Bank implemented a customer payment deferral program to assist borrowers that may be experiencing financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) were provided. As of March 31, 2022 and December 31, 2021, all loans that were granted COVID-19 related payment deferrals had resumed making payments under the terms of the original loan agreements. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals between March 1, 2020 and January 1, 2022 continued to be reported as current loans throughout the agreed upon deferral period and were not classified as troubled debt restructurings.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of March 31, 2022 and December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2022 -
Real estate loans:
Residential	$100,473,930	$223,024	$1,337,523	$—	$—	$102,034,477
Home equity	11,467,709	—	—	—	—	11,467,709
Multi-family	19,950,041	—	—	—	—	19,950,041
Commercial	87,894,860	4,634,029	2,856,048	—	—	95,384,937
Construction and land development	26,937,502	2,889,650	131,262	—	—	29,958,414
Total real estate loans	246,724,042	7,746,703	4,324,833	—	—	258,795,578
Consumer loans	1,314,367	—	—	—	—	1,314,367
Commercial and industrial loans	13,490,067	—	—	—	—	13,490,067
	$261,528,476	$7,746,703	$4,324,833	$—	$—	$273,600,012
December 31, 2021 -
Real estate loans:
Residential	$95,421,741	$1,764,789	$1,246,594	$—	$—	$98,433,124
Home equity	11,510,661	—	—	—	—	11,510,661
Multi-family	19,937,187	—	—	—	—	19,937,187
Commercial	78,797,687	8,075,262	2,957,662	—	—	89,830,611
Construction and land development	31,347,154	2,920,406	134,142	—	—	34,401,702
Total real estate loans	237,014,430	12,760,457	4,338,398	—	—	254,113,285
Consumer loans	1,373,761	—	—	—	—	1,373,761
Commercial and industrial loans	15,900,097	—	—	—	—	15,900,097
	$254,288,288	$12,760,457	$4,338,398	$—	$—	$271,387,143

NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

The Bank had approximately $43,600,000 and $15,700,000 in available borrowing capacity through the FHLB at March 31, 2022 and December 31, 2021, respectively. Any future FHLB advances would be collateralized by the Bank’s FHLB stock and a blanket lien on certain of the Bank’s residential and commercial real estate loans with a carrying value of approximately $43,616,000 at March 31, 2022 and $15,658,000 at December 31, 2021.

Unsecured federal funds lines of credit totaling $19,500,000 were available to the Bank for overnight borrowing through correspondent banks at both March 31, 2022 and December 31, 2021. The Bank also had approximately $6,300,000 and $5,700,000 in available borrowing capacity through the Federal Reserve Bank of Atlanta at March 31, 2022 and December 31, 2021, respectively. There were no borrowings against either of these facilities at March 31, 2022 or December 31, 2021. The available borrowings with the Federal Reserve Bank are collateralized by a blanket lien on certain of the Bank’s residential and commercial real estate loans with a carrying value of approximately $9,100,000 and $9,300,000 at March 31, 2022 and December 31, 2021, respectively.

NOTE 5 - COMMITMENTS

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

	March 31, 2022	December 31, 2021
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$32,822,000	$28,204,000
Stand-by letters of credit	$765,000	$931,000

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

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds real estate and assignments of deposit accounts as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for these commitments at March 31, 2022 and December 31, 2021 varies.

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

In July 2013, the Federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating components of capital and of computing risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions and, pursuant to the Federal Reserve Board’s policy statements, to top-tier bank and savings and loan holding companies with total consolidated assets of $3.0 billion or more. The rule established a new common equity Tier 1 minimum capital requirement, increased the minimum capital ratios and assigned a higher risk weight to certain assets based on the risk associated with these assets. The final rule included a transition period that implemented the new regulations over a five-year period. These changes were fully phased in on January 1, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total common equity Tier 1, total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of March 31, 2022 and December 31, 2021, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2022 and December 31, 2021, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios, and minimum amounts under current regulatory standards, as of March 31, 2022 and December 31, 2021, are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2022:
Common Equity Tier 1 Capital to Risk- Weighted Assets	$64,432	24.56%	$11,806	4.50%	$17,052	6.50%
Total Capital to Risk- Weighted Assets	$67,722	25.81%	$20,988	8.00%	$26,235	10.00%
Tier 1 Capital to Risk- Weighted Assets	$64,432	24.56%	$15,741	6.00%	$20,988	8.00%
Tier I Capital to Average Assets	$64,432	16.58%	$15,541	4.00%	$19,427	5.00%
December 31, 2021:
Common Equity Tier 1 Capital to Risk- Weighted Assets	$63,764	25.08%	$11,441	4.50%	$16,526	6.50%
Total Capital to Risk- Weighted Assets	$66,954	26.33%	$20,340	8.00%	$25,425	10.00%
Tier 1 Capital to Risk- Weighted Assets	$63,764	25.08%	$15,255	6.00%	$20,340	8.00%
Tier I Capital to Average Assets	$63,764	16.64%	$15,327	4.00%	$19,159	5.00%

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

Assets Recorded at Fair Value on a Recurring Basis. The table below presents the recorded amount of assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, all of which consisted of investment securities available-for-sale:

	Level 1	Level 2	Level 3	Total
March 31, 2022:
US treasuries	$—	$9,811,309	$—	$9,811,309
Mortgage-backed securities	—	9,670,054	—	9,670,054
Collateralized mortgage obligations	—	17,906,991	—	17,906,991
Municipal bonds	—	7,940,649	—	7,940,649
Corporate obligations	—	2,733,852	—	2,733,852
Investment securities available-for-sale	$—	$48,062,855	$—	$48,062,855
December 31, 2021:
US treasuries	$—	$5,104,004	$—	$5,104,004
Mortgage-backed securities	—	10,369,291	—	10,369,291
Collateralized mortgage obligations	—	18,729,594	—	18,729,594
Municipal bonds	—	8,597,201	—	8,597,201
Corporate obligations	—	2,831,546	—	2,831,546
Investment securities available-for-sale	$—	$45,631,636	$—	$45,631,636

Assets Recorded at Fair Value on a Nonrecurring Basis. The Bank may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
March 31, 2022:
Other real estate owned	$—	$—	$1,115,100	$1,115,100
Impaired loans	—	—	—	—
	$—	$—	$1,115,100	$1,115,100
December 31, 2021:
Other real estate owned	$—	$—	$1,115,100	$1,115,100
Impaired loans	—	—	—	—
	$—	$—	$1,115,100	$1,115,100

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

The carrying amounts and estimated fair values of the Bank’s financial instruments as of March 31, 2022 and December 31, 2021 are as follows:

		Fair Value Measurements at March 31, 2022
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$53,419,628	$53,419,628	$53,419,628	$—	$—
Certificates of deposit with other banks	3,206,000	3,206,000	3,206,000	—	—
Investment securities available-for-sale	48,062,855	48,062,855	—	48,062,855	—
Other investments	923,200	923,200	—	923,200	—
Mortgage loans held for sale	2,539,422	2,539,422	—	2,539,422	—
Loans, net	268,503,697	268,058,000	—	—	268,058,000
Bank owned life insurance	11,234,520	11,234,520	11,234,520	—	—
Financial liabilities:
Deposits	306,835,248	306,133,751	234,085,751	—	72,048,000

		Fair Value Measurements at December 31, 2021
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$41,890,831	$41,890,831	$41,890,831	$—	$—
Certificates of deposit with other banks	3,451,000	3,451,000	3,451,000	—	—
Investment securities available-for-sale	45,631,636	45,631,636	—	45,631,636	—
Other investments	190,700	190,700	—	190,700	—
Mortgage loans held for sale	2,844,707	2,844,707	—	2,844,707	—
Loans, net	266,304,448	274,168,000	—	—	274,168,000
Bank owned life insurance	11,166,573	11,166,573	11,166,573	—	—
Financial liabilities:
Deposits	289,316,708	289,267,454	216,786,454	—	72,481,000

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
the continuing effects of the COVID-19 pandemic on our business, customers, employees and third-party service providers;
•
general economic conditions, either nationally or in our market areas, that are worse than expected;
•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, including after implementation of the credit impairment model for Current Expected Credit Losses ("CECL");
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
•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC or the Public Company Accounting Oversight Board;
•
our ability to retain key employees;
•
our management team’s ability to focus primarily on the operation of our business rather than diversion of management attention to responses to the COVID-19 pandemic;
•
our compensation expense associated with equity allocated or awarded to our employees;
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own,
•
the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in our customers' supply chains or disruptions in transportation; and
•
each of the factors and risks under the heading "Risk Factors" in the Company's 2021 Annual Report on Form 10-K and in subsequent filings we make with the SEC.

We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on any forward-looking statements. Because the Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain, there can be no assurances that future actual results will correspond to any forward-looking statements and you should not rely on any forward-looking statements. Additionally, all statements in this Quarterly Report on Form10-Q, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events, except as required by applicable law.

Critical Accounting Estimates

For a description of the Company's critical accounting estimates, refer to "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in the Company's 2021 Annual Report. The Company considers its most significant accounting estimates to be those applied to the Allowance for Loan Losses and income Taxes. There have been no material changes to the Company's critical accounting estimates since December 31, 2021.

Recent Mutual-to-Stock Conversion and Reorganization

The Company, a Georgia corporation, was formed on March 5, 2021 to serve as the savings and loan holding company for the Bank. The Bank is a federally chartered savings bank headquartered in Thomasville, Georgia that has served the banking needs of our customers since 1934. On July 20, 2021, the Bank completed a mutual-to-stock conversion in a series of transactions by which it reorganized its corporate structure from a mutual savings bank to a federal stock savings bank, and became a wholly-owned subsidiary of the Company. In connection with the reorganization and conversion, the Company sold 4,898,350 shares of its common stock at a price of $10.00 per share, which we refer to as the "stock offering," and on July 21, 2021, the Company's common stock commenced trading on the NASDAQ Stock Market under the symbol "TCBC".

Before the reorganization and conversion, the Company conducted no operations other than organizational activities. In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, all references to “we,” “us” and “our” refer to the Company and the Bank, except that if the discussions relate to a period before July 20, 2021, these terms refer solely to the Bank.

Overview

We are a full service community bank that provides a variety of services to individual and commercial accounts in our market areas. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from our operations, in one- to four-family residential real estate loans, commercial and multi-family residential real estate loans, commercial and industrial loans, construction and land development loans and consumer loans. At March 31, 2022, we had total assets of $397.9 million, loans, net of the allowance for loan losses and deferred fees of $268.5 million, total deposits of $306.8 million and total equity of $86.2 million. During 2019, the Bank elected to be treated as a “covered savings association” which allows us to engage in the same activities as a national bank.

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

COVID-19 Pandemic

Our historically careful underwriting practices and diverse loan portfolio has helped minimize the adverse impact of the pandemic on our operating results. In addition, the combination of the vaccine rollout, government stimulus payments, and reduced spending during the pandemic are likely contributing factors mitigating the impact of the pandemic on our business, financial condition, results of operations, and our customers as of March 31, 2022. However, there are continuing concerns that indicate a slower return to pre-pandemic routines, including concerns related to increases in new COVID-19 cases, which could lead to government imposed restrictions; refusals to receive the vaccine along with concerns related to new strains of the virus; supply chain issues remaining unresolved longer than anticipated; labor shortages and wage increases continuing to impact many industries; consumer confidence and spending falls; and rising geopolitical tensions. Given the ongoing and dynamic nature of the circumstances surrounding the pandemic, it is difficult to predict its future adverse financial impact to the Company, although we expect to continue to be impacted by the pandemic in 2022. Specifically, we expect the following balance sheet and income statement categories could be affected:

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

•
Although the economy has experienced a certain level of recovery in 2021 and 2022, economic assumptions used to calculate our allowance for loan losses may deteriorate causing us to increase our allowance.

Anticipated Increase in Noninterest Expense

Now that we have completed the conversion and stock offering, which resulted in us becoming an SEC public reporting company, we expect our noninterest expense may increase due to the increased costs of operating as a public company, and the possible implementation of one or more stock-based benefit plans, if approved by our shareholders. At this time, we anticipate seeking shareholder approval for a stock-based benefit plan after the one year anniversary of the completion of the conversion.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total Assets. Total assets increased $17.0 million, or 4.5%, to $397.9 million at March 31, 2022 from $380.9 million at December 31, 2021. The increase was principally due to increases in cash and cash equivalents of $11.5 million, investments securities of $2.4 million, and loans of $2.2 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $11.5 million at March 31, 2022, compared to December 31, 2021, primarily from deposits increasing $17.5 million. Some of these funds were deployed into investment securities and loans of $2.4 million and $2.2 million, respectively.

Total Loans. Loans increased $2.2 million, or 0.8%, to $266.5 million at March 31, 2022 from $266.3 million at December 31, 2021. Commercial and multi-family real estate loans increased $5.5 million, or 5.0%, to $115.3 million at March 31, 2022 from $109.8 million at December 31, 2021, due to new loan originations. Similarly, residential loans increased $3.6 million, or 3.7%, to $102.0 million at March 31, 2022, from $98.4 million at December 31, 2021. However, loan balances in other categories decreased due to the payoff of loans.

Construction and land development loans decreased $4.4 million, or 12.9%, to $30.0 million at March 31, 2022 from $34.4 million at December 31, 2021. Commercial and industrial loans decreased $2.4 million, or 15.1%, to $13.5 million at March 31, 2022 from $15.9 million at December 31, 2021.

Allowances for Loan Losses. The amount of our allowance for loan losses is based on management's evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable loan losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

During the three months ended March 31, 2022 and March 31, 2021, no loans were downgraded and no loan loss provision was recorded. The Company had 24 impaired loans totaling $1.4 million at March 31, 2022 compared to 27 impaired loans totaling $1.5 million at December 31, 2021. At March 31, 2022, there were no specific reserves and $32,000 of the allowance was unallocated. We had net recoveries of $27,000 during the three months ended March 31, 2022, compared to net recoveries of $2,000 for the three months ended March 31, 2021. None of the charge-offs taken in 2022 related to the COVID-19 pandemic. Management believes that the allowance for loan losses, which was $4.2 million, or 1.54% of gross loans, at March 31, 2022, is adequate to cover losses inherent in the loan portfolio.

Investment Securities. Investment securities, all of which are available-for-sale, increased $2.5 million, or 5.5%, to $48.1 million at March 31, 2022 from $45.6 million at December 31, 2021, primarily as a result of investments made in U.S. treasuries of $5.0 million. These investments were partially offset by an increase of $1.6 million, or 324.5%, in unrealized losses on our investments to $2.1 million at March 31, 2022 from $485,000 at December 31, 2021. This increase in losses was not due to a decrease in credit quality, but rather from the increase in the federal funds target range from 0.25% to 0.50% on March 17, 2022, by the Federal Open Market Committee ("FOMC"). This is the first increase in the federal funds target range by the FOMC since 2018.

Bank Owned Life Insurance. At both March 31, 2022 and December 31, 2021, our investment in bank owned life insurance was $11.2 million. We invest in bank owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. Our investment in bank owned life insurance at March 31, 2022 was 16.4% of our Tier 1 capital plus our allowance for loan losses.

Deposits. Total deposits increased $17.5 million, or 6.1%, to $306.8 million at March 31, 2022 from $289.3 million at December 31, 2021. Non-interest-bearing demand accounts increased $4.2 million, or 11.6%, to $40.1 million at March 31, 2022, from $35.9 million at December 31, 2021. Interest-bearing demand accounts increased $12.4 million, or 8.5%, to $159.2 million at March 31, 2022, from $146.8 million at December 31, 2021. Savings accounts increased $709,000, or 2.1%, to $34.7 million at March 31, 2022 from $34.0 million at December 31, 2021. Certificates of deposit increased $219,000, or 0.3%, to $72.7 million at March 31, 2022 from $72.5 million at December 31, 2021.

Shareholders’ Equity. Total shareholders' equity decreased $623,000, or 7.2%, to $86.2 million at March 31, 2022 from $86.8 million at December 31, 2021. The decrease resulted primarily from the $1.3 million, or 324.7%, increase in the unrealized loss after taxes on our investment securities available for sale of $2.0 million at March 31, 2022, from $0.5 million at December 31, 2021. This decrease was not due to a change in credit quality, but resulted from the increase in the federal funds target range from 0.25% to 0.50% on March 17, 2022 by the FOMC. This decrease was partially offset by net income of $696,000 for the three months ended March 31, 2022.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021

General. Net income decreased $69,000, or 9.0%, to $696,000 for the three months ended March 31, 2022, compared to $765,000 for the three months ended March 31, 2021. The decrease in net income resulted primarily from a $186,000 decrease in gains on sale of mortgage loans and a $52,000 increase in other operating expenses, partially offset by a $160,000 increase in net interest income.

Interest Income. Interest income increased $4,000, or 0.1%, to $3.4 million for the three months ended March 31, 2022 from $3.3 million for the three months ended March 31, 2021. This increase was primarily due to increases in interest and dividends on taxable investment securities available for sale of $101,000 and interest on deposits with other banks and federal funds sold of $22,000, partially offset by a decrease of $119,000, or 3.7%, in interest and fees on loans. The average balance of loans, including loans held for sale, increased $10.1 million, or 3.8%, to $273.4 million for the three months ended March 31, 2022, from $263.3 million for the three months ended March 31, 2021, and the average yield on loans decreased 0.36% to 4.61% for the three months ended March 31, 2022, from 4.97% for the three months ended March 31, 2021. The average balance of investment securities increased $29.1 million, or 186.0%, to $44.9 million for three months ended March 31, 2022, from $15.7 million for the three months ended March 31, 2021, while the average yield on investment securities decreased one basis point to 1.46% for the three months ended March 31, 2022, from 1.47% for the three months ended March 31, 2021. The average balance of other interest-earning deposits decreased $8.4 million, or 14.9%, to $47.6 million for three months ended March 31, 2022, from $56.0 million for the three months ended March 31, 2021 and the average yield on other interest-earning deposits increased 26 basis points to 0.69% for the three months ended March 31, 2022, from 0.43% for the three months ended March 31, 2021.

Interest Expense. Total interest expense decreased $156,000, or 48.6%, to $165,000 for the three months ended March 31, 2022 from $321,000 for the three months ended March 31, 2021. The decrease was primarily due to lower interest rates offered on all deposit products even though the federal funds target range increased 25 basis points to 0.50% on March 17, 2022. The average balance of interest-bearing deposits increased $5.2 million, or 2.0%, to $260.1 million for the three months ended March 31, 2022, from $265.3 million for the three months ended March 31, 2021, which was partially offset by a 20 basis point decline in the average cost of interest-bearing deposits to 0.26% for the three months ended March 31, 2022, from 0.47% for the three months ended March 31, 2021. The average balances of FHLB advances decreased $9.3 million, or 100%, to $0 for the three months ended March 31, 2022. For the three months ended March 31, 2021, the average cost of FHLB advances was 0.87%.

Net Interest Income. Net interest income increased $160,000, or 5.3%, to $3.2 million for the three months ended March 31, 2022 from $3.0 million for the three months ended March 31, 2021. Our average interest-earning assets increased $30.7 million, or 9.1%, period over period. This increase was due primarily to increases in our investment securities of $29.1 million and loans of $10.1 million, partially offset by a $8.4 million decrease in the average balance of our interest-earning deposits with other banks. Our interest rate spread decreased to 3.45% for the three months ended March 31, 2022 from 3.57% for the three months ended March 31, 2021, and our net interest margin decreased to 3.53% for the three months ended March 31, 2022 from 3.66% for the three months ended March 31, 2021. The decrease in interest rate spread and net interest margin were primarily the result of the increase in the average balances of our lower yielding investment securities, partially offset by a reduction in our cost of funds.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See the section entitled "Allowance for Loan Losses" in this Item 2, and Note 3 of the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

We did not record any provision for loan losses for the three months ended March 31, 2022 or 2021. The allowance for loan losses was $4.2 million, or 1.54% of total loans, at both March 31, 2022, and December 31, 2021, and $4.0 million, or 1.60% of total loans, at March 31, 2021. Classified (substandard, doubtful and loss) loans decreased to $4.3 million at March 31, 2022 compared to $6.8 million at December 31, 2021 and $6.1 million at March 31, 2021. We had $305,000 of nonperforming loans at March 31, 2022, compared to $414,000 at December 31, 2021 and $2.2 million at March 31, 2021. In July 2021, an SBA guaranteed owner occupied property securing a commercial real estate loan was moved to other real estate owned resulting in a $1.0 million increase in other real estate owned. Net recoveries for the three months ended March 31, 2022 and 2021 were $27,000 and $2,000, respectively. We had no loans in deferral at March 31, 2022 or December 31, 2021.

Other Income. Other income information is as follows.

	For the three months ended March 31,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Service charges on deposit accounts	$137	$142	$(5)	(3.5)%
Gain on sale of loans	354	539	(185)	(34.3)%
Other	71	75	(4)	(5.3)%
Total non-interest income	$562	$756	$(194)	(25.7)%

Other income decreased $194,000, or 25.7%, to $562,000 for the three months ended March 31, 2022 from $756,000 for the three months ended March 31, 2021. The decrease was primarily due to gain on sale of mortgage loans into the secondary market of $354,000 for the three months ended March 31, 2022, compared to $539,000 for the three months ended March 31, 2021. This decrease is primarily due to the decrease in mortgage loan refinancings and home purchases as interest rates have increased since December 31, 2021.

Other Expense. Other expense information is as follows.

	For the three months ended March 31,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$1,753	$1,710	$43	2.5%
Occupancy and equipment	200	205	(5)	(2.4)%
Advertising	60	58	2	3.4%
Audit and examination	135	119	16	13.4%
Checking account related expenses	63	42	21	50.0%
Consulting and advisory fees	40	30	10	33.3%
Data system conversion costs	—	1	(1)	(100.0)%
Data processing fees	112	148	(36)	(24.3)%
Director fees	65	84	(19)	(22.6)%
Legal	28	24	4	16.7%
Other real estate loss/(gain) on sale and write-downs	11	—	11	100.0%
Other	372	366	6	1.6%
Total non-interest expense	$2,839	$2,787	$52	9.5%

Other expense increased $52,000, or 9.5%, to $2.8 million for the three months ended March 31, 2022, from $2.8 million for the three months ended March 31, 2021. The increase was due primarily to a $43,000 increase in salaries and employee benefits due to $66,000 in 2022 ESOP expenses, which was established in July 2021 as part of our stock offering, as well as a $21,000 increase in checking account related expense, partially offset by decreases in our data processing fees and director fees of $36,000 and $19,000, respectively.

Income Tax Expense. Income tax expense decreased $17,000 to $214,000 for the three months ended March 31, 2022, compared to $231,000 for the three months ended March 31, 2021. The decrease resulted from the $86,000 decrease in income before income taxes. For the three months ended March 31, 2022, income before taxes was $910,000, compared to $996,000 for the three months ended March 31, 2021. Our effective tax rate was 24% for the three months ended March 31, 2022 and 23% for the three months ended March 31, 2021.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. Loan fees are included in interest income on loans and are not material. No tax-equivalent yield adjustments have been made, as the effects would be immaterial.

		For the quarter ended March 31,
	2022	2022			2021
	Yield/rate	Average	Interest	Average	Average	Interest	Average
	At 3-31	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	2022	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	4.21%	$273,422	$3,107	4.61%	$263,271	$3,225	4.97%
Securities available-for-sale	1.49%	44,865	162	1.46%	15,721	57	1.47%
Interest-earning deposits	0.56%	47,634	81	0.69%	55,994	59	0.43%
Other interest-earning assets	3.70%	447	2	1.81%	713	7	3.98%
Total interest-earning assets	3.64%	366,368	$3,352	3.71%	335,699	$3,348	4.04%
Non-interest-earning assets		23,348			19,802
Total assets		$389,716			$355,501
Interest-bearing liabilities:
Savings and money market accounts	0.21%	$129,201	$66	0.21%	$134,197	$68	0.21%
Interest-bearing checking accounts	0.06%	58,029	13	0.09%	47,153	10	0.09%
Certificate accounts	0.47%	72,866	86	0.48%	83,940	223	1.08%
Total interest-bearing deposits	0.21%	260,096	165	0.26%	265,290	301	0.46%
Borrowings	—%	—	—	—%	9,347	20	0.87%
Total interest-bearing liabilities	0.21%	260,096	165	0.26%	274,637	321	0.47%
Non-interest-bearing liabilities		42,733			40,489
Total liabilities		302,829			315,126
Total equity		86,887			40,375
Total liabilities and equity		$389,716			$355,501
Net interest income			$3,187			$3,027
Net earning assets		$106,272			$61,062
Net interest rate spread(1)	3.43%			3.45%			3.57%
Net interest margin(2)				3.53%			3.66%
Average interest-earning assets to average interest-bearing liabilities		140.86%			122.23%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and that due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Quarter Ended
	March 31,
	2022 vs. 2021
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$124	$(242)	$(118)
Securities available for sale	106	(1)	105
Interest-earning deposits	(9)	31	22
Other interest-earning assets	(2)	(3)	(5)
Total interest-earning assets	219	(215)	4
Interest-bearing liabilities:
Savings and money market accounts	(3)	1	(2)
Interest-bearing checking accounts	2	1	3
Certificate accounts	(29)	(108)	(137)
Total interest-bearing deposits	(30)	(106)	(136)
Borrowings	(20)		(20)
Total interest-bearing liabilities	(50)	(106)	(156)
Change in net interest income	$269	$(109)	$160

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our liquidity is a measure of our ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. Our short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three months ended March 31, 2022 in our ability to fund our operations.

Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At March 31, 2022, we had $43.6 million in borrowing capacity with the Federal Home Loan Bank of Atlanta, and had no advances outstanding. In addition, we have $19.5 million in unsecured federal funds lines of credit through our correspondent banks and $6.3 million secured borrowing capacity through the Federal Reserve Bank of Atlanta. No amounts were outstanding on these lines of credit at March 31, 2022.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our current strategy to increase our loan portfolio, we will seek to increase core deposits and use Federal Home Loan Bank of Atlanta advances as well as brokered certificates of deposit as needed.

Capital Requirements

At March 31, 2022, the Bank’s Tier 1 capital as a percentage of the Bank’s total assets was 16.2%, and total qualifying capital as a percentage of risk-weighted assets was 25.8%. As of March 31, 2022, the Bank was classified as “well capitalized” for regularity capital purposes. Note 6 to the Financial Statements describes the regulatory capital requirements applicable to the Bank.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. Note 5 to the Financial Statements describes the financial instruments with off-balance-sheet risk that we enter into in the normal course of business to meet the financing needs of our customers.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

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

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.

3.1	Articles of Incorporation of TC Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-254212)).

3.2	Amended and Restated Bylaws of TC Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K (Commission File No. 333-254212) filed June 22, 2021.

10.1	Employment Agreement with N. Higdon (incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-K (Commission File No. 001-40637) filed March 24, 2022

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021, (ii) Consolidated Statements of Income for the three months ended March 31, 2022 and 2021 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021 (unaudited), (vi) Consolidated Statements of Change in Equity for the three months ended March 31, 2022 and 2021 (unaudited), (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited), and (vi) the Notes to Financial Statements (unaudited) with detail tagging.

104	The cover page from TC Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC BANCSHARES, INC. (Registrant)

Date: May 12, 2022	/s/ Gregory H. Eiford
Gregory H. Eiford
Chief Executive Officer

Date: May 12, 2022	/s/ Linda Palmer
Linda Palmer
Chief Financial Officer