Form 10-Q
period 2022-06-30
TC Bancshares, Inc.
filed 2022-08-11
CIK 1850398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, 4,898,350 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

TC BANCSHARES, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2022 and December 31, 2021

ASSETS
	June 30, 2022	December 31, 2021
Cash and due from banks	$48,455,848	$31,890,831
Federal funds sold	10,000,000	10,000,000
Cash and cash equivalents	58,455,848	41,890,831
Certificates of deposit with other banks	2,486,000	3,451,000
Investment securities available-for-sale	46,243,167	45,631,636
Other investments	925,700	190,700
Mortgage loans held for sale	1,534,395	2,844,707
Loans, net	300,341,737	266,304,448
Premises and equipment, net	3,138,485	3,224,889
Other real estate owned	1,115,100	1,115,100
Bank owned life insurance	11,302,533	11,166,573
Accrued interest receivable and other assets	5,811,738	5,122,263
Total Assets	$431,354,703	$380,942,147

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand	$67,165,621	$35,939,917
Interest-bearing demand	164,769,952	146,831,902
Savings	34,783,514	34,014,635
Certificates of deposit	73,620,043	72,530,254
Total deposits	340,339,130	289,316,708
Accrued interest payable and other liabilities	5,485,320	4,812,858
Total liabilities	345,824,450	294,129,566
Commitments
Shareholders' Equity:
Common stock, $.01 par value, 20,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 4,898,350 shares issued and outstanding as of June 30, 2022 and December 31, 2021	48,984	48,984
Additional paid in capital	47,481,077	47,481,077
Retained earnings	45,659,139	44,613,668
Accumulated other comprehensive loss	(3,936,200)	(1,608,401)
Unearned ESOP shares 372,275 shares unallocated at June 30, 2022 and December 31, 2021	(3,722,747)	(3,722,747)
Total shareholders' equity	85,530,253	86,812,581
Total Liabilities and Shareholders' Equity	$431,354,703	$380,942,147

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and Dividend Income:
Interest and fees on loans	$3,269,596	$2,986,984	$6,407,789	$6,212,289
Interest and dividends on taxable investment securities	170,059	86,002	334,181	149,546
Interest on deposits with other banks and federal funds sold	144,622	51,823	193,944	110,982
Total interest and dividend income	3,584,277	3,124,809	6,935,914	6,472,817
Interest Expense:
Interest on deposits	176,770	260,775	341,912	562,480
Interest on borrowings	—	18,811	—	38,541
Total interest expense	176,770	279,586	341,912	601,021
Net interest income	3,407,507	2,845,223	6,594,002	5,871,796
Provision for Loan Losses	60,688	16,347	60,688	16,347
Net interest income after provision for loan losses	3,346,819	2,828,876	6,533,314	5,855,449
Other Income:
Service charges on deposit accounts	133,738	126,904	270,634	269,148
Gain on sale of mortgage loans	341,081	561,444	695,011	1,101,497
Bank owned life insurance income	68,013	70,485	135,960	141,707
Other	4,080	4,295	7,400	7,375
Total other income	546,912	763,128	1,109,005	1,519,727
Other Expense:
Salaries and employee benefits	1,963,678	1,960,115	3,708,232	3,669,887
Occupancy and equipment	210,934	195,386	410,560	399,950
Other real estate owned, net of operations, loss on sales and write-downs	21,130	800	31,950	1,200
Data processing conversion costs	—	—	—	503
Other	927,551	696,448	1,811,118	1,568,098
Total other expense	3,123,293	2,852,749	5,961,860	5,639,638
Income Before Income Taxes	770,438	739,255	1,680,459	1,735,538
Income Tax Expense	175,942	169,052	390,070	400,402
Net Income	$594,496	$570,203	$1,290,389	$1,335,136

Earnings per share:
Basic	$0.12	N/A	$0.26	N/A
Diluted	$0.12	N/A	$0.26	N/A
Cash dividends per common share	$0.05	N/A	N/A	N/A

Weighted Average Shares Outstanding:
Basic	4,898,350	N/A	4,898,350	N/A
Diluted	4,898,350	N/A	4,898,350	N/A

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income	$594,496	$570,203	$1,290,389	$1,335,136
Other Comprehensive (Loss) Income
Net of Income Taxes:
Unrealized (losses) gains on securities available-for-sale:
Holding (losses) gains arising during the period, net of taxes of ($373,142), $10,344, ($860,969) and ($35,578), respectively	(1,008,861)	27,966	(2,327,799)	(88,999)
Total other comprehensive (loss) income	(1,008,861)	27,966	(2,327,799)	(88,999)
Comprehensive (Loss) Income	$(414,365)	$598,169	$(1,037,410)	$1,246,137

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

three and six months ended June 30, 2022 and 2021

UNAUDITED

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total
Balance, December 31, 2020	$—	$—	$41,973,211	$(2,114,923)	$—	$39,858,288
Net income for the three months ended March 31, 2021	—	—	764,933	—	—	764,933
Other comprehensive loss, net of tax	—	—	—	(116,965)	—	(116,965)
Balance, March 31, 2021	$—	$—	$42,738,144	$(2,231,888)	$—	$40,506,256
Net income for the three months ended June 30, 2021	—	—	570,203	—	—	570,203
Other comprehensive income, net of tax	—	—	—	27,966	—	27,966
Balance, June 30, 2021	$—	$—	$43,308,347	$(2,203,922)	$—	$41,104,425

Balance, December 31, 2021	$48,984	$47,481,077	$44,613,668	$(1,608,401)	$(3,722,747)	$86,812,581
Net income for the three months ended March 31, 2022	—	—	695,893	—	—	695,893
Other comprehensive loss, net of tax	—	—	—	(1,318,938)	—	(1,318,938)
Balance, March 31, 2022	$48,984	$47,481,077	$45,309,561	$(2,927,339)	$(3,722,747)	$86,189,536
Net income for the three months ended June 30, 2022	—	—	594,496	—	—	594,496
Dividend declared			(244,918)			(244,918)
Other comprehensive loss, net of tax	—	—	—	(1,008,861)	—	(1,008,861)
Balance, June 30, 2022	$48,984	$47,481,077	$45,659,139	$(3,936,200)	$(3,722,747)	$85,530,253

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$1,290,389	$1,335,136
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	260,348	215,095
Provision for loan losses	60,688	16,347
Increase in cash surrender value of bank owned life insurance	(135,960)	(141,707)
Gain on mortgage loans sold, net	(695,011)	(1,101,497)
Proceeds from the sale of mortgage loans held for sale	29,571,546	53,531,244
Originations of mortgage loans held for sale	(27,566,223)	(53,444,486)
Change in:
Accrued interest receivable and other assets	171,494	447,588
Accrued interest payable and other liabilities	427,544	408,135
Net cash provided by operating activities	3,384,815	1,265,855
Cash Flows from Investing Activities:
Net change in interest-bearing deposits in other banks	965,000	2,201,000
Purchase of investment securities available-for -sale	(5,760,156)	(12,689,845)
Proceeds from calls, paydowns and maturities of investment securities available-for-sale	1,885,092	2,229,458
Purchase of other investments	(735,000)	—
Proceeds from sales of other investments	—	217,200
Net change in loans	(34,097,977)	(308,457)
Purchase of premises and equipment	(99,179)	(98,843)
Net cash used in investing activities	(37,842,220)	(8,449,487)
Cash Flows from Financing Activities:
Net change in deposits	51,022,422	18,571,342
Proceeds from stock subscriptions	—	36,999,679
Repayments of Federal Home Loan Bank advances	—	(940,476)
Net cash provided by financing activities	51,022,422	54,630,545
Net Change in Cash and Cash Equivalents	16,565,017	47,446,913
Cash and Cash Equivalents, Beginning of Period	41,890,831	41,876,399
Cash and Cash Equivalents, End of Period	$58,455,848	$89,323,312
Supplement Disclosures of Cash Flow Information:
Cash paid during the period for interest	$332,709	$611,532
Non-Cash Investing and Financing Activities:
Change in unrealized losses on securities-for-sale, net of tax	$(2,327,799)	$(88,999)

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – GENERAL; BASIS OF PRESENTATION

Nature of Operations:

TC Bancshares, Inc. ("Company") is a Bank holding company incorporated under the laws of the State of Georgia in 2021, to serve as the holding company for TC Federal Bank ("Bank"). The Company owns 100% of the outstanding stock of the Bank. See Note 8 for a detailed discussion of the Company. The Bank was organized in 1934 and chartered in 1937 by the Federal Home Loan Bank Board as a mutual savings and loan association owned 100% by its depositors. The Bank operates one branch in Thomasville, Georgia, and one in Tallahassee, Florida as well as loan production offices in Tallahassee, Florida and Savannah, Georgia, that provide a variety of services to individuals and corporate customers in their markets. The Bank’s primary deposit products are interest-bearing checking accounts, savings accounts, and certificates of deposit. Its primary lending products consist of single-family residential mortgage loans and commercial and multi-family real estate loans. The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank undergoes periodic examinations by the OCC. The Company is subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve").

Basis of Presentation:

The accounting and financial reporting policies of the Company conform, in all material respects to accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management reflect all necessary adjustments for a fair presentation of the Company's consolidated financial position and consolidated results of operations. All adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2021, included in the Company's 2021 Annual Report on Form 10-K as filed with the SEC. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or any future period.

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

Subsequent Events:

On August 4, 2022, the Company announced a program to repurchase 250,000 shares of the Company’s common stock. Shares may be repurchased in open market or private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing and amount of any repurchases will depend on a number of factors, including the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.

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

Dividends:

The Company announced that its Board of Directors declared a semi-annual cash dividend on June 15, 2022, in the amount of $0.05 per share of common stock. The cash dividend will be paid on July 15, 2022, to the shareholders of record at the close of business on June 27, 2022.

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

NOTE 2 - INVESTMENT SECURITIES

Investment securities available-for-sale at June 30, 2022 and December 31, 2021 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Fair Value as % of Total
June 30, 2022-
US treasuries	$10,127,958	$—	$581,984	$9,545,974	21%
Mortgage-backed securities	9,957,104	—	619,629	9,337,475	20%
Collateralized mortgage obligations	17,196,129	—	573,514	16,622,615	36%
Municipal bonds	8,764,515	—	1,390,436	7,374,079	16%
Corporate obligations	3,625,000	—	261,976	3,363,024	7%
	$49,670,706	$—	$3,427,539	$46,243,167	100%

December 31, 2021-
US treasuries	$5,129,275	$—	$25,271	$5,104,004	11%
Mortgage-backed securities	10,295,332	174,102	100,143	10,369,291	23%
Collateralized mortgage obligations	18,804,325	70,925	145,656	18,729,594	41%
Municipal bonds	8,766,475	1,513	170,787	8,597,201	19%
Corporate obligations	2,875,000	—	43,454	2,831,546	6%
	$45,870,407	$246,540	$485,311	$45,631,636	100%

The following outlines the unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Unrealized loss for less than 12 months:
US treasuries	$9,545,974	$581,984	$5,104,004	$25,271
Mortgage-backed securities	9,337,475	619,629	6,389,012	100,143
Collateralized mortgage obligations	12,589,589	438,035	11,190,910	145,656
Municipal bonds	7,374,079	1,390,436	7,828,330	170,787
Corporate obligations	3,363,024	261,976	2,831,546	43,454
Total less than 12 months	$42,210,141	$3,292,060	$33,343,802	$485,311
Unrealized loss for more than 12 months:
US treasuries	—	—	—	—
Mortgage-backed securities	—	—	—	—
Collateralized mortgage obligations	4,033,026	135,479	—	—
Municipal bonds	—	—	—	—
Corporate obligations	—	—	—	—
Total more than 12 months	4,033,026	135,479	—	—
Total	$46,243,167	$3,427,539	$33,343,802	$485,311

At June 30, 2022 and December 31, 2021, unrealized losses in the investment portfolio related to debt securities. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades or because the repayment sources of principal and interest are backed by government entities. At June 30, 2022, all five US treasuries, all 14 mortgage backed securities, all 13 collateralized mortgage obligations, all nine municipal bonds and all seven corporate obligations contained unrealized losses. At December 31, 2021, all US treasuries, four of 14 mortgage backed securities, 11 out of 13 collateralized mortgage obligations, all nine municipal bonds and all corporate obligations contained unrealized losses. The Bank does not intend to sell the investments, and it is not likely that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

The amortized cost and estimated fair value of investment securities available-for-sale at June 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Investment securities with maturities -
Within 1 year	$—	$—
1 to 5 years	5,008,709	4,937,694
5 to 10 years	17,508,764	15,345,383
Over 10 years	—	—
Mortgage-backed securities and collateralized mortgage obligations	27,153,233	25,960,090
Total	$49,670,706	$46,243,167

The Bank did not sell any investment securities available-for-sale for the six months ended June 30, 2022 or 2021. Securities with carrying values of approximately $106,000 and $142,000 at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits as required by law and for other purposes.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans, by purpose code, at June 30, 2022 and December 31, 2021, are summarized as follows:

	June 30, 2022	Percent	December 31, 2021	Percent
Real estate loans:
Residential	$113,234,591	37.05%	$98,433,124	36.27%
Home equity	11,992,237	3.92%	11,510,661	4.24%
Multi-family	25,153,782	8.23%	19,937,187	7.35%
Commercial	105,226,393	34.43%	89,830,611	33.10%
Construction and land development	30,500,864	9.98%	34,401,702	12.68%
Total real estate loans	286,107,867		254,113,285
Consumer loans	1,410,605	0.46%	1,373,761	0.51%
Commercial and industrial loans	18,099,202	5.92%	15,900,097	5.85%
Total loans	305,617,674	100.00%	271,387,143	100.00%
Less: Allowance for loan losses	4,271,782		4,183,599
Deferred loan fees	1,004,155		899,096
Loans, net	$300,341,737		$266,304,448

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

The Bank was paid a processing fee from the SBA on PPP loan originations ranging from 1% to 5%, based on the size of the loans. For the three and six months ended June 30, 2022, the Bank did not record any PPP-related SBA fees, compared to $254,000 and $481,000 in PPP-related SBA fees in the three and six months ended June 30, 2021, respectively. These fees are accreted into interest income over the estimated life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. For the three and six months ended June 30, 2022, and 2021, the Bank had recognized approximately $3,600, $58,800, $79,400 and $284,700 in PPP-related SBA fees, respectively. The majority of the remaining unearned fees are expected to be recognized as the PPP loans are forgiven or paid off. Deferred PPP-related SBA fees totaled $3,600 and $62,000 at June 30, 2022 and December 31, 2021, respectively.

Allowance for Loan Losses:

An analysis of the change in allowance for loan losses follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$4,211,089	$4,087,400	$4,183,599	$4,085,719
Charge-offs:
Real estate loans:
Residential	(2,842)	—	(2,842)	(11,123)
Home equity	—	—	—	—
Multi-family	—	—	—	—
Commercial	—	—	—	—
Construction and land development	—	—	—	—
Total real estate loans	(2,842)	—	(2,842)	(11,123)
Consumer loans	(28,469)	(5,747)	(37,102)	(21,589)
Commercial and industrial loans	—	—	—	—
Total charge-offs	(31,311)	(5,747)	(39,944)	(32,712)
Recoveries:
Real estate loans:
Residential	12,193	6,138	30,124	12,277
Home equity	—	—	—	—
Multi-family	—	—	—	—
Commercial	—	—	—	—
Construction and land development	—	—	—	11,345
Total real estate loans	12,193	6,138	30,124	23,622
Consumer loans	948	1,242	2,014	5,154
Commercial and industrial loans	18,175	13,630	35,301	20,880
Total recoveries	31,316	21,010	67,439	49,656
Net recoveries	5	15,263	27,495	16,944
Provision for loan losses	60,688	16,347	60,688	16,347
Ending balance	$4,271,782	$4,119,010	$4,271,782	$4,119,010

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2022 and December 31, 2021:

	Loans		Allowance for loan losses
	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
June 30, 2022 -
Real estate loans:
Residential	$1,322,646	$111,911,945	$—	$1,529,019
Home equity	—	11,992,237	—	168,804
Multi-family	—	25,153,782	—	270,349
Commercial	—	105,226,393	—	1,819,726
Construction and development	8,746	30,492,118	—	334,691
Total real estate loans	1,331,392	284,776,475	—	4,122,589
Consumer loans	—	1,410,605	—	1,218
Commercial and industrial loans	—	18,099,202	—	124,200
Unallocated	—	—	—	23,775
Total	$1,331,392	$304,286,282	$—	$4,271,782
December 31, 2021 -
Real estate loans:
Residential	$1,517,822	$96,915,302	$—	$1,468,649
Home equity	—	11,510,661	—	174,579
Multi-family	—	19,937,187	—	288,455
Commercial	—	89,830,611	—	1,757,794
Construction and development	9,928	34,391,774	—	350,586
Total real estate loans	1,527,750	252,585,535	—	4,040,063
Consumer loans	—	1,373,761	—	1,798
Commercial and industrial loans	—	15,900,097	—	109,724
Unallocated	—	—	—	32,014
Total	$1,527,750	$269,859,393	$—	$4,183,599

Impaired Loans:

The following tables present impaired loans by class of loans as of June 30, 2022 and December 31, 2021:

	Recorded Investment	Principal Balance	Related Allowance
June 30, 2022 -
Impaired loans with related allowance:
Real estate loans:
Residential	$—	$—	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	—	—	—
Total real estate loans	—	—	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$—	$—	$—
Impaired loans without related allowance:
Real estate loans:
Residential	$1,322,646	$1,322,646	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	8,746	8,746	—
Total real estate loans	1,331,392	1,331,392	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$1,331,392	$1,331,392	$—

	Recorded Investment	Principal Balance	Related Allowance
December 31, 2021 -
Impaired loans with related allowance:
Real estate loans:
Residential	$—	$—	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	—	—	—
Total real estate loans	—	—	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$—	$—	$—
Impaired loans without related allowance:
Real estate loans:
Residential	$1,517,822	$1,517,822	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	9,928	9,928	—
Total real estate loans	1,527,750	1,527,750	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$1,527,750	$1,527,750	$—

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	Three Months Ended June 30,
	2022			2021
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate loans:
Residential	$1,344,047	$12,717	$10,879	$1,693,820	$—	$22,220
Home equity	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	1,339,199	—	—
Construction and land development	8,949	72	38	5,347	44	229
Total real estate loans	1,352,996	12,789	10,917	3,038,366	44	22,449
Consumer loans	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Total	$1,352,996	$12,789	$10,917	$3,038,366	$44	$22,449

	Six Months Ended June 30,
	2022			2021
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate loans:
Residential	$1,401,972	$32,016	$30,441	$1,572,102	$21,765	$46,112
Home equity	—	—	—	797
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	1,386,126	—	—
Construction and land development	9,275	186	197	88,460	44	229
Total real estate loans	1,411,247	32,202	30,638	3,047,485	21,809	46,341
Consumer loans	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Total	$1,411,247	$32,202	$30,638	$3,047,485	$21,809	$46,341

Past Due and Nonaccrual Loans:

The following tables present the aging of the recorded investment in past due loans and nonaccrual loans as of June 30, 2022 and December 31, 2021, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Non-accrual
June 30, 2022 -
Real estate loans:
Residential	$—	$776,589	$—	$776,589	$112,458,002	$113,234,591	$569,821
Home equity	42,865	—	—	42,865	11,949,372	11,992,237	—
Multi-family	—	—	—	—	25,153,782	25,153,782	—
Commercial	—	—	—	—	105,226,393	105,226,393	—
Construction and land development	102,890	8,746	—	111,636	30,389,228	30,500,864	—
Total real estate loans	145,755	785,335	—	931,090	285,176,777	286,107,867	569,821
Consumer loans	—	—	—	—	1,410,605	1,410,605	—
Commercial and industrial loans	109,561	—	—	109,561	17,989,641	18,099,202	—
	$255,316	$785,335	$—	$1,040,651	$304,577,023	$305,617,674	$569,821
December 31, 2021 -
Real estate loans:
Residential	$1,330,647	$75,169	$—	$1,405,816	$97,027,308	$98,433,124	$354,295
Home equity	—	—	—	—	11,510,661	11,510,661	—
Multi-family	—	—	—	—	19,937,187	19,937,187	—
Commercial	—	—	—	—	89,830,611	89,830,611	—
Construction and land development	—	9,928	60,111	70,039	34,331,663	34,401,702	60,111
Total real estate loans	1,330,647	85,097	60,111	1,475,855	252,637,430	254,113,285	414,406
Consumer loans	—	—	—	—	1,373,761	1,373,761	—
Commercial and industrial loans	—	—	—	—	15,900,097	15,900,097	—
	$1,330,647	$85,097	$60,111	$1,475,855	$269,911,288	$271,387,143	$414,406

As of June 30, 2022 and December 31, 2021, there were no loans greater than 90 days past due and still accruing.

Troubled Debt Restructurings:

The Bank did not modify any loans in the six months ended June 30, 2022 and 2021 in a manner that would be considered troubled debt restructurings. There were no specific allowances allocated to troubled debt restructurings as of June 30, 2022 or 2021. The Bank did not commit to lend any additional amounts to customers with outstanding loans that are classified as troubled restructurings. Certain troubled debt restructurings are accruing loans in which interest is earned when payments are made. Management continues to evaluate these accruing troubled debt restructurings for impairment on a quarterly basis. During the six months ended June 30, 2022 and 2021, no restructured loans defaulted subsequent to modification.

COVID-19 Related Loan Modifications:

In 2020, the Bank implemented a customer payment deferral program to assist borrowers that may be experiencing financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) were provided. As of June 30, 2022 and December 31, 2021, all loans that were granted COVID-19 related payment deferrals had resumed making payments under the terms of the original loan agreements. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals between March 1, 2020 and January 1, 2022 continued to be reported as current loans throughout the agreed upon deferral period and were not classified as troubled debt restructurings.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of June 30, 2022 and December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2022 -
Real estate loans:
Residential	$111,489,530	$465,553	$1,279,508	$—	$—	$113,234,591
Home equity	11,992,237	—	—	—	—	11,992,237
Multi-family	25,153,782	—	—	—	—	25,153,782
Commercial	96,703,572	5,682,211	2,840,610	—	—	105,226,393
Construction and land development	27,768,229	2,662,920	69,715	—	—	30,500,864
Total real estate loans	273,107,350	8,810,684	4,189,833	—	—	286,107,867
Consumer loans	1,410,605	—	—	—	—	1,410,605
Commercial and industrial loans	18,099,202	—	—	—	—	18,099,202
	$292,617,157	$8,810,684	$4,189,833	$—	$—	$305,617,674
December 31, 2021 -
Real estate loans:
Residential	$95,421,741	$1,764,789	$1,246,594	$—	$—	$98,433,124
Home equity	11,510,661	—	—	—	—	11,510,661
Multi-family	19,937,187	—	—	—	—	19,937,187
Commercial	78,797,687	8,075,262	2,957,662	—	—	89,830,611
Construction and land development	31,347,154	2,920,406	134,142	—	—	34,401,702
Total real estate loans	237,014,430	12,760,457	4,338,398	—	—	254,113,285
Consumer loans	1,373,761	—	—	—	—	1,373,761
Commercial and industrial loans	15,900,097	—	—	—	—	15,900,097
	$254,288,288	$12,760,457	$4,338,398	$—	$—	$271,387,143

NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

The Bank had approximately $45.5 million and $15.7 million in available borrowing capacity through the FHLB at June 30, 2022 and December 31, 2021, respectively. Any future FHLB advances would be collateralized by the Bank’s FHLB stock anda blanket lien on certain of the Bank’s residential and commercial real estate loans with a carrying value of approximately $45.5 million at June 30, 2022 and $15.7 million at December 31, 2021.

Unsecured federal funds lines of credit totaling $19.5 million were available to the Bank for overnight borrowing through correspondent banks at both June 30, 2022 and December 31, 2021. The Bank also had approximately $6 million and $5.7 million in available borrowing capacity through the Federal Reserve Bank of Atlanta at June 30, 2022 and December 31, 2021, respectively. There were no borrowings against either of these facilities at June 30, 2022 or December 31, 2021. The available borrowings with the Federal Reserve Bank are collateralized by a blanket lien on certain of the Bank’s residential and commercial real estate loans with a carrying value of approximately $8.5 million and $9.3 million at June 30, 2022 and December 31, 2021, respectively.

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

	June 30, 2022	December 31, 2021
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$39,191,000	$28,204,000
Stand-by letters of credit	$806,000	$931,000

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

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds real estate and assignments of deposit accounts as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for these commitments at June 30, 2022 and December 31, 2021 varies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total common equity Tier 1, total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of June 30, 2022 and December 31, 2021, that the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2022 and December 31, 2021, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios, and minimum amounts under current regulatory standards, as of June 30, 2022 and December 31, 2021, are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2022:
Common Equity Tier 1 Capital to Risk- Weighted Assets	$65,213	22.04%	$13,315	4.50%	$19,232	6.50%
Total Capital to Risk- Weighted Assets	$68,918	23.29%	$23,670	8.00%	$29,588	10.00%
Tier 1 Capital to Risk- Weighted Assets	$65,213	22.04%	$17,753	6.00%	$23,670	8.00%
Tier I Capital to Average Assets	$65,213	15.84%	$16,467	4.00%	$20,583	5.00%
December 31, 2021:
Common Equity Tier 1 Capital to Risk- Weighted Assets	$63,764	25.08%	$11,441	4.50%	$16,526	6.50%
Total Capital to Risk- Weighted Assets	$66,954	26.33%	$20,340	8.00%	$25,425	10.00%
Tier 1 Capital to Risk- Weighted Assets	$63,764	25.08%	$15,255	6.00%	$20,340	8.00%
Tier I Capital to Average Assets	$63,764	16.64%	$15,327	4.00%	$19,159	5.00%

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

Assets Recorded at Fair Value on a Recurring Basis. The table below presents the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, all of which consisted of investment securities available-for-sale:

	Level 1	Level 2	Level 3	Total
June 30, 2022:
US treasuries	$—	$9,545,974	$—	$9,545,974
Mortgage-backed securities	—	9,337,475	—	9,337,475
Collateralized mortgage obligations	—	16,622,615	—	16,622,615
Municipal bonds	—	7,374,079	—	7,374,079
Corporate obligations	—	3,363,024	—	3,363,024
Investment securities available-for-sale	$—	$46,243,167	$—	$46,243,167
December 31, 2021:
US treasuries	$—	$5,104,004	$—	$5,104,004
Mortgage-backed securities	—	10,369,291	—	10,369,291
Collateralized mortgage obligations	—	18,729,594	—	18,729,594
Municipal bonds	—	8,597,201	—	8,597,201
Corporate obligations	—	2,831,546	—	2,831,546
Investment securities available-for-sale	$—	$45,631,636	$—	$45,631,636

Assets Recorded at Fair Value on a Nonrecurring Basis. The Bank may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
June 30, 2022:
Other real estate owned	$—	$—	$1,115,100	$1,115,100
Impaired loans	—	—	—	—
	$—	$—	$1,115,100	$1,115,100
December 31, 2021:
Other real estate owned	$—	$—	$1,115,100	$1,115,100
Impaired loans	—	—	—	—
	$—	$—	$1,115,100	$1,115,100

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

The carrying amounts and estimated fair values of the Bank’s financial instruments as of June 30, 2022 and December 31, 2021 are as follows:

		Fair Value Measurements at June 30, 2022
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$58,455,848	$58,455,848	$58,455,848	$—	$—
Certificates of deposit with other banks	2,486,000	2,486,000	2,486,000	—	—
Investment securities available-for-sale	46,243,167	46,243,167	—	46,243,167	—
Other investments	925,700	925,700	—	925,700	—
Mortgage loans held for sale	1,534,395	1,534,395	—	1,534,395	—
Loans, net	300,341,737	292,021,000	—	—	292,021,000
Bank owned life insurance	11,302,533	11,302,533	11,302,533	—	—
Financial liabilities:
Deposits	340,339,130	339,044,087	266,719,087	—	72,325,000

		Fair Value Measurements at December 31, 2021
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$41,890,831	$41,890,831	$41,890,831	$—	$—
Certificates of deposit with other banks	3,451,000	3,451,000	3,451,000	—	—
Investment securities available-for-sale	45,631,636	45,631,636	—	45,631,636	—
Other investments	190,700	190,700	—	190,700	—
Mortgage loans held for sale	2,844,707	2,844,707	—	2,844,707	—
Loans, net	266,304,448	274,168,000	—	—	274,168,000
Bank owned life insurance	11,166,573	11,166,573	11,166,573	—	—
Financial liabilities:
Deposits	289,316,708	289,267,454	216,786,454	—	72,481,000

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

Recent Mutual-to-Stock Conversion and Reorganization

The Company, a Georgia corporation, was formed on March 5, 2021 to serve as the bank holding company for the Bank. The Bank is a federally chartered savings bank headquartered in Thomasville, Georgia that has served the banking needs of our customers since 1934. On July 20, 2021, the Bank completed a mutual-to-stock conversion in a series of transactions by which it reorganized its corporate structure from a mutual savings bank to a federal stock savings bank, and became a wholly-owned subsidiary of the Company. In connection with the reorganization and conversion, the Company sold 4,898,350 shares of its common stock at a price of $10.00 per share, which we refer to as the "stock offering," and on July 21, 2021, the Company's common stock commenced trading on the NASDAQ Stock Market under the symbol "TCBC".

Before the reorganization and conversion, the Company conducted no operations other than organizational activities. In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, all references to “we,” “us” and “our” refer to the Company and the Bank, except that if the discussions relate to a period before July 20, 2021, these terms refer solely to the Bank.

Overview

We are a full service community bank that provides a variety of services to individual and commercial accounts in our market areas. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from our operations, in one- to four-family residential real estate loans, commercial and multi-family residential real estate loans, commercial and industrial loans, construction and land development loans and consumer loans. At June 30, 2022, we had total assets of $431.4 million, loans, net of the allowance for loan losses and deferred fees of $300.3 million, total deposits of $340.3 million and total equity of $85.5 million. During 2019, the Bank elected to be treated as a “covered savings association” which allows us to engage in the same activities as a national bank.

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

COVID-19 Pandemic

Our historically careful underwriting practices and diverse loan portfolio has helped minimize the adverse impact of the pandemic on our operating results. In addition, the combination of the vaccine rollout, government stimulus payments, and reduced spending during the pandemic are likely contributing factors mitigating the impact of the pandemic on our business, financial condition, results of operations, and our customers as of June 30, 2022. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including increases in new COVID-19 cases, hospitalizations and deaths leading to additional government imposed restrictions; refusals to receive the vaccines along with concerns related to new strains of the virus; supply chain issues remaining unresolved longer than anticipated; labor shortages and wage increases continuing to impact many industries; decreases in consumer confidence and spending; and rising geopolitical tensions. Given the ongoing and dynamic nature of the circumstances surrounding the pandemic, it is difficult to predict its future adverse financial impact to the Company, although we expect to continue to be impacted by the pandemic in 2022

Anticipated Increase in Expense

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

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total Assets. Total assets increased $50.4 million, or 13.2%, to $431.4 million at June 30, 2022 from $380.9 million at December 31, 2021. The increase was principally due to increases in net loans of $34.0 million, and cash and cash equivalents of $16.6 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $16.6 million at June 30, 2022, compared to December 31, 2021, primarily from deposits increasing $51.0 million. Most of these funds were deployed into loans of $34.0 million with the remainder retained in cash and cash equivalents.

Total Loans. Loans increased $34.2 million, or 12.6%, to $305.6 million at June 30, 2022 from $271.4 million at December 31, 2021. Commercial real estate loans increased $15.4 million, or 17.1%, to $105.2 million at June 30, 2022 from $89.8 million at December 31, 2021, due to new loan originations, multi-family real estate loans increased 5.2 million, or 26.2%, to $25.2 million at June 30, 2022, from $19.9 million at December 31, 2021, also due to new loan originations. Similarly, residential loans increased $14.8 million, or 15.0%, to $113.2 million at June 30, 2022, from $98.4 million at December 31, 2021. Due to the rapid rise in secondary market rates, residential loans increased as customers chose to utilize our in-house portfolio adjustable rate mortgages. Commercial and industrial loans increased $2.2 million, or 13.8% to $18.1 million at June 30, 2022 from $15.9 million at December 31, 2021. Home equity loans also increased $0.5 million, or 4.2%, to $12.0 million at June 30, 2022, from $11.5 million at December 31, 2021.

Construction and land development loans decreased $3.9 million, or 11.3%, to $30.5 million at June 30, 2022 from $34.4 million at December 31, 2021. This decrease is attributable to several constructions loans converting to permanent financing.

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

During the six months ended June 30, 2022, seven loans, totaling $3.1 million were downgraded from pass to substandard and two loans totaling $3.0 million were upgraded from substandard to pass. The largest loan downgraded was a $2.9 million loan for a hotel located in Savannah, Georgia, in which the borrower has made timely payments of principal and interest. The largest loan upgraded was a $2.9 million loan for the renovations of an existing commercial property located in Montgomery, Alabama. The property had experienced lower rental rates than anticipated and an extension of the interest only period was requested in 2020. The property stabilized in 2021 and occupancy improved such that the borrower has been able to service the debt in 2022. Loan loss provision of $61,000 was recorded for the six months ended June 30, 2022 compared to $16,000 for the six months ended June 30, 2021. The Company had 23 impaired loans totaling $1.3 million at June 30, 2022 compared to 27 impaired loans totaling $1.5 million at December 31, 2021. At June 30, 2022, there were no specific reserves and $24,000 of the allowance was unallocated. We had net recoveries of $27,000 during the six months ended June 30, 2022, compared to net recoveries of $17,000 for the six months ended June 30, 2021. None of the charge-offs taken in 2022 related to the COVID-19 pandemic. Management believes that the allowance for loan losses, which was $4.3 million, or 1.40% of gross loans, at June 30, 2022, is adequate to cover losses inherent in the loan portfolio.

Investment Securities. Investment securities, all of which are available-for-sale, increased $0.6 million, or 1.3%, to $46.2 million at June 30, 2022 from $45.6 million at December 31, 2021, primarily as a result of investments made in U.S. treasuries of $5.0 million. These investments were partially offset by an increase of $2.9 million, or 606.3%, in unrealized losses on our investments to $3.4 million at June 30, 2022 from $485,000 at December 31, 2021. This increase in losses was not due to a decrease in credit quality, but rather from the increases in the federal funds target range from 0.25% to 0.50% on March 17, 2022, and from 0.50% to 1.25% on June 15, 2022, by the Federal Open Market Committee ("FOMC"). These are the first increases in the federal funds target range by the FOMC since 2018.

Bank Owned Life Insurance. Our investment in bank owned life insurance increased $0.1 million, or 1.2%, to $11.3 million at June 30, 2022 from $11.2 million at December 31, 2021. We invest in bank owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. Our investment in bank owned life insurance at June 30, 2022 was 16.3% of our Tier 1 capital plus our allowance for loan losses.

Deposits. Total deposits increased $51.0 million, or 17.6%, to $340.3 million at June 30, 2022 from $289.3 million at December 31, 2021. Non-interest-bearing demand accounts increased $31.2 million, or 86.9%, to $67.2 million at June 30, 2022, from $35.9 million at December 31, 2021. It should be noted that $27.0 million of this increase relates to one customer that received proceeds from the sale of a business, $24.0 million of which was subsequently moved from the Bank to the customer's brokerage account at another firm. Interest-bearing demand accounts increased $17.9 million, or 12.2%, to $164.8 million at June 30, 2022, from $146.8 million at December 31, 2021. Savings accounts increased $769,000, or 2.3%, to $34.8 million at June 30, 2022 from $34.0 million at December 31, 2021. Certificates of deposit increased $1.1 million, or 1.5%, to $73.6 million at June 30, 2022 from $72.5 million at December 31, 2021.

Accrued interest payable and other liabilities. Accrued interest payables and other liabilities increased $672,000, or 14.0%, to $5.5 million at June 30, 2022, from $4.8 million at December 31, 2021. Contributing to the increase was $245,000 of accrued dividend ps declared by the board to be paid to shareholders of record as of June 27, 2022 on July 15, 2022 which was declared by the Board at the June 2022 meeting. In addition, first mortgage loan escrows increased $348,000, or 180.1% to $542,000 at June 30, 2022, from $193,000 at December 31, 2021.

Shareholders’ Equity. Total shareholders' equity decreased $1.3 million, or 1.5%, to $85.5 million at June 30, 2022 from $86.8 million at December 31, 2021. The decrease resulted primarily from the $2.3 million, or 1,335.5%, increase in the unrealized loss after taxes on our investment securities available for sale of $2.5 million at June 30, 2022, from $0.2 million at December 31, 2021. This decrease was not due to a change in credit quality, but resulted from the increase in the federal funds rates as noted above. Also contributing to the decrease was $245,000 of cash dividends declared to our shareholders in June 2022 which will be paid on July 15, 2022. These decreases were partially offset by net income of $1.3 million for the six months ended June 30, 2022.

Comparison of Operating Results for the Three Months Ended June 30, 2022 and 2021

General. Net income increased $24,000, or 4.3%, to $594,000 for the three months ended June 30, 2022, compared to $570,000 for the three months ended June 30, 2021. The increase in net income resulted primarily from a $563,000 increase in net interest income partially offset by a $220,000 decrease in gains on sale of mortgage loans and a $271,000 increase in other expense.

Interest Income. Interest and dividend income increased $459,000, or 14.7%, to $3.6 million for the three months ended June 30, 2022 from $3.1 million for the three months ended June 30, 2021. This increase was primarily due to increases in interest income on the loan portfolio of $283,000, or 9.5%, as well as increases in interest and dividends on taxable investment securities available for sale of $84,000 and interest on deposits with other banks and federal funds sold of $93,000. The average balance of loans, including loans held for sale, increased $25.1 million, or 9.5%, to $289.5 million for the three months ended June 30, 2022, from $264.4 million for the three months ended June 30, 2021, and the average yield on loans remained stable at 4.58% for both the three months ended June 30, 2022, and June 30, 2021. The average balance of investment securities increased $24.4 million, or 104.0%, to $47.8 million for the three months ended June 30, 2022, from $23.4 million for the three months ended June 30, 2021, while the average yield on investment securities decreased five basis points to 1.44% for the three months ended June 30, 2022, from 1.49% for the three months ended June 30, 2021. The average balance of other interest-earning deposits decreased $8.4 million, or 13.9%, to $51.6 million for three months ended June 30, 2022, from $60.0 million for the three months ended June 30, 2021 and the average yield on other interest-earning deposits increased 70 basis points to 1.01% for the three months ended June 30, 2022, from 0.31% for the three months ended June 30, 2021.

Interest Expense. Total interest expense decreased $104,000, or 37.1%, to $176,000 for the three months ended June 30, 2022 from $280,000 for the three months ended June 30, 2021. The decrease was primarily due to lower interest rates offered on all deposit products even though the federal funds target range increased 75 basis points to 1.25% on June 15, 2022 from March 17, 2022. The average balance of interest-bearing deposits decreased $4.3 million, or 1.6%, to $269.2 million for the three months ended June 30, 2022, from $273.5 million for the three months ended June 30, 2021, which was partially offset by a 13 basis point decline in the average cost of interest-bearing deposits to 0.27% for the three months ended June 30, 2022, from 0.40% for the three months ended June 30, 2021. The average balances of FHLB advances decreased $8.8 million, or 100%, to $0 for the three months ended June 30, 2022. For the three months ended June 30, 2021, the average cost of FHLB advances was 0.87%.

Net Interest Income. Net interest income increased $563,000, or 19.8%, to $3.4 million for the three months ended June 30, 2022 from $2.8 million for the three months ended June 30, 2021. Our average interest-earning assets increased $41.4 million, or 11.9%, period over period. This increase was due primarily to increases in our loan portfolio of $25.1 million and securities of $24.4 million, partially offset by a $8.4 million decrease in the average balance of our interest-earning deposits with other banks. Our interest rate spread increased to 3.46% for the three months ended June 30, 2022 from 3.24% for the three months ended June 30, 2021, and our net interest margin increased to 3.51% for the three months ended June 30, 2022 from 3.27% for the three months ended June 30, 2021. The increase in interest rate spread and net interest margin were primarily the result of the increase in the average balances of our higher yielding loan and investment securities, and enhanced further by a reduction in our cost of funds.

Provision for Loan Losses. We recorded $61,000 in provision for loan losses for the three months ended June 30, 2022, compared to a $16,000 provision for the three months ended June 30, 2021. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See the section entitled "Allowance for Loan Losses" in this Item 2, and Note 3 of the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

The allowance for loan losses was $4.3 million, or 1.40% of total loans, at June 30, 2022, and $4.2 million, or 1.54%, of total loans at December 31, 2021, and $4.1 million, or 1.50% of total loans, at June 30, 2021. Classified (substandard, doubtful and loss) loans decreased to $4.2 million at June 30, 2022 compared to $4.3 million at December 31, 2021 and $6.0 million at June 30, 2021. We had $570,000 of nonperforming loans at June 30, 2022, compared to $414,000 at December 31, 2021 and $1.8 million at June 30, 2021. In July 2021, an SBA guaranteed owner occupied property securing a commercial real estate loan was moved to other real estate owned resulting in a $1.0 million increase in other real estate owned. Net recoveries for the three months ended June 30, 2022 and 2021 were $5 and $15,000, respectively. We had no loans in deferral at June 30, 2022 or December 31, 2021.

Other Income. Other income information is as follows.

	For the three months ended June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Service charges on deposit accounts	$134	$127	$7	5.5%
Gain on sale of loans	341	561	(220)	(39.2)%
Other	72	75	(3)	(4.0)%
Total non-interest income	$547	$763	$(216)	(28.3)%

Other income decreased $216,000, or 28.3%, to $547,000 for the three months ended June 30, 2022 from $763,000 for the three months ended June 30, 2021. The decrease was primarily due to a $220,000 decrease in gain on sale of mortgage loans into the secondary market of $341,000 for the three months ended June 30, 2022, compared to $561,000 for the three months ended June 30, 2021. This decrease is primarily due to the decrease in mortgage loan refinancings and home purchases as interest rates have increased since December 31, 2021.

Other Expense. Other expense information is as follows.

	For the three months ended June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$1,964	$1,960	$4	0.2%
Occupancy and equipment	211	195	16	8.2%
Advertising	70	54	16	29.6%
Audit and examination	116	80	36	45.0%
Checking account related expenses	223	206	17	8.3%
Consulting and advisory fees	27	26	1	3.8%
Data processing fees	119	55	64	116.4%
Director fees	56	79	(23)	(29.1)%
Legal	88	13	75	576.9%
Other real estate loss/(gain) on sale and write-downs	21	—	21	100.0%
Other	228	185	43	23.2%
Total non-interest expense	$3,123	$2,853	$270	9.5%

Other expense increased $270,000, or 9.5%, to $3.1 million for the three months ended June 30, 2022, from $2.9 million for the three months ended June 30, 2021. The increase was due primarily to a $75,000 and $64,000 increase in legal and data processing fees, respectively. In addition, audit and examination expenses increased $36,000, or 45.0%, to $116,000 for the three months ended June 30, 2022 from $80,000 for the three months ended June 30, 2021. Our increase in data processing fees was attributable to our having not received invoices for two months from our core provider in 2021. Our increases in legal and audit and examination fees were attributable to expenses associated with the additional SEC filing and compliance requirements of being a public company.

Income Tax Expense. Income tax expense increased $7,000 to $176,000 for the three months ended June 30, 2022, compared to $169,000 for the three months ended June 30, 2021. The increase resulted from the $31,000 increase in income before income taxes. For the three months ended June 30, 2022, income before taxes was $770,000, compared to $739,000 for the three months ended June 30, 2021. Our effective tax rate was 23% for both the three months ended June 30, 2022 and June 30, 2021.

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

		For the quarter ended June 30,
	2022	2022			2021
	Yield/rate	Average	Interest	Average	Average	Interest	Average
	At 6-30	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	2022	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	4.27%	$289,503	$3,270	4.58%	$264,419	$2,987	4.58%
Securities available-for-sale	1.31%	47,804	170	1.44%	23,434	86	1.49%
Interest-earning deposits	1.72%	51,632	128	1.01%	59,985	46	0.31%
Other interest-earning assets	3.74%	924	16	7.02%	598	6	4.07%
Total interest-earning assets	3.58%	389,863	$3,584	3.73%	348,436	$3,125	3.64%
Non-interest-earning assets		22,865			20,225
Total assets		$412,728			$368,661
Interest-bearing liabilities:
Savings and money market accounts	0.24%	$135,716	$77	0.23%	$140,536	$72	0.21%
Interest-bearing checking accounts	0.07%	59,830	13	0.09%	52,622	12	0.09%
Certificate accounts	0.46%	73,702	86	0.47%	80,342	177	0.89%
Total interest-bearing deposits	0.26%	269,248	176	0.27%	273,500	261	0.39%
Borrowings	—%	—	—	—%	8,848	19	0.87%
Total interest-bearing liabilities	0.26%	269,248	176	0.27%	282,348	280	0.40%
Non-interest-bearing liabilities		57,343			45,376
Total liabilities		326,591			327,724
Total equity		86,137			40,967
Total liabilities and equity		$412,728			$368,691
Net interest income			$3,408			$2,845
Net earning assets		$120,615			$66,088
Net interest rate spread(1)	3.17%			3.46%			3.24%
Net interest margin(2)				3.51%			3.27%
Average interest-earning assets to average interest-bearing liabilities		144.80%			123.41%

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

	Quarter Ended
	June 30,
	2022 vs. 2021
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$283	$—	$283
Securities available for sale	89	(5)	84
Interest-earning deposits	(6)	88	82
Other interest-earning assets	3	7	10
Total interest-earning assets	369	90	459
Interest-bearing liabilities:
Savings and money market accounts	(2)	7	5
Interest-bearing checking accounts	2	(1)	1
Certificate accounts	(15)	(76)	(91)
Total interest-bearing deposits	(15)	(70)	(85)
Borrowings	(19)		(19)
Total interest-bearing liabilities	(34)	(70)	(104)
Change in net interest income	$403	$160	$563

Comparison of Operating Results for the Six Months Ended June 30, 2022 and 2021

General. Net income decreased $45,000, or 3.4%, to $1.3 million for the six months ended June 30, 2022, compared to $1.3 million for the six months ended June 30, 2021. The decrease in net income resulted primarily from a $406,000 decrease in gains on sale of mortgage loans, and increases of $322,000 and $44,000 in other expense and provision for loan losses, respectively, partially offset by a $722,000 increase in our net interest income.

Interest Income. Interest and dividend income increased $463,000, or 7.2%, to $6.9 million for the six months ended June 30, 2022 from $6.5 million for the six months ended June 30, 2021. This increase was primarily due to increases in interest on our loan portfolio of $196,000, and interest income and dividends on taxable investment securities available for sale of $185,000 as well as interest on deposits with other banks and federal funds sold of $83,000. The average balance of loans, including loans held for sale, increased $36.8 million, or 13.9%, to $300.6 million for the six months ended June 30, 2022, from $263.8 million for the six months ended June 30, 2021, and the average yield on loans decreased 45 basis points to 4.30% for the six months ended June 30, 2022, from 4.75% for the six months ended June 30, 2021. The average balance of investment securities increased $27.7 million, or 141.3%, to $47.3 million for the six months ended June 30, 2022, from $19.6 million for the six months ended June 30, 2021, while the average yield on investment securities increased one basis point to 1.42% for the six months ended June 30, 2022, from 1.41% for the six months ended June 30, 2021. The average balance of other interest-earning deposits increased $5.1 million, or 8.9%, to $63.1 million for six months ended June 30, 2022, from $58.0 million for the six months ended June 30, 2021 and the average yield on other interest-earning deposits increased 17 basis points to 0.56% for the six months ended June 30, 2022, from 0.39% for the six months ended June 30, 2021.

Interest Expense. Total interest expense decreased $259,000, or 43.1%, to $342,000 for the six months ended June 30, 2022 from $601,000 for the six months ended June 30, 2021. The decrease was primarily due to lower interest rates offered on all deposit products even though the federal funds target range increased 25 basis points to 0.50% on March 17, 2022 and from 0.50% to 1.25% on June 15, 2022. The average balance of interest-bearing deposits decreased $5.7 million, or 2.1%, to $275.1 million for the six months ended

June 30, 2022, from $269.4 million for the six months ended June 30, 2021, which was partially offset by a 17 basis point decline in the average cost of interest-bearing deposits to 0.25% for the six months ended June 30, 2022, from 0.42% for the six months ended June 30, 2021. The average balances of FHLB advances decreased $9.1 million, or 100%, to $0 for the six months ended June 30, 2022. For the six months ended June 30, 2021, the average cost of FHLB advances was 0.86%.

Net Interest Income. Net interest income increased $722,000, or 12.3%, to $6.6 million for the six months ended June 30, 2022 from $5.9 million for the six months ended June 30, 2021. Our average interest-earning assets increased $69.9 million, or 20.4%, period over period. This increase was due primarily to increases in our investment securities of $27.7 million, loans of $36.8 million, and interest-earning deposits with other banks of $5.1 million. Our interest rate spread decreased to 3.14% for the six months ended June 30, 2022 from 3.38% for the six months ended June 30, 2021, and our net interest margin decreased to 3.23% for the six months ended June 30, 2022 from 3.46% for the six months ended June 30, 2021. The decrease in interest rate spread and net interest margin were primarily the result of our lower yield on our loan portfolio, partially offset by a reduction in our cost of funds.

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

We recorded $61,000 in provision for loan losses for the six months ended June 30, 2022 compared to $16,000 for the six months ended June 30, 2021. The allowance for loan losses was $4.3 million, or 1.40% of total loans at June 30, 2022, and $4.2 million, or 1.54% of total loans at December 31, 2021, and $4.1 million, or 1.54% of total loans, at June 30, 2021. Classified (substandard, doubtful and loss) loans decreased to $4.2 million at June 30, 2022 compared to $4.3 million at December 31, 2021 and $6.0 million at June 30, 2021. We had $570,000 of nonperforming loans at June 30, 2022, compared to $414,000 at December 31, 2021 and $1.8 million at June 30, 2021. In July 2021, an SBA guaranteed owner occupied property securing a commercial real estate loan was moved to other real estate owned resulting in a $1.0 million increase in other real estate owned. Net recoveries for the six months ended June 30, 2022 and 2021 were $27,000 and $17,000, respectively. We had no loans in deferral at June 30, 2022 or December 31, 2021.

Other Income. Other income information is as follows.

	For the six
	months ended
	June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Service charges on deposit accounts	$271	$269	$2	0.7%
Gain on sale of loans	695	1,101	(406)	(36.9)%
Other	143	150	(7)	(4.7)%
Total non-interest income	$1,109	$1,520	$(411)	(27.0)%

Other income decreased $411,000, or 27.0%, to $1,109,000 for the six months ended June 30, 2022, from $1,520,000 for the six months ended June 30, 2021. The decrease was primarily due to a decrease in gain on sale of mortgage loans into the secondary market of $695,000 for the six months ended June 30, 2022, compared to $1,101,000 for the six months ended June 30, 2021. This decrease is primarily due to the decrease in mortgage loan refinancings and home purchases as interest rates have increased since December 31, 2021.

Other Expense. Other expense information is as follows.

	For the six
	months ended
	June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,708	$3,670	$38	1.0%
Occupancy and equipment	411	400	11	2.8%
Advertising	130	112	18	16.1%
Audit and examination	251	199	52	26.1%
Checking account related expenses	286	248	38	15.3%
Consulting and advisory fees	67	56	11	19.6%
Data system conversion costs	—	1	(1)	(100.0)%
Data processing fees	231	204	27	13.2%
Director fees	121	163	(42)	(25.8)%
Legal	116	37	79	213.5%
Other real estate loss/(gain) on sale and write-downs	32	1	31	3,100.0%
Other	609	549	60	10.9%
Total non-interest expense	$5,962	$5,640	$322	5.7%

Other expense increased $322,000, or 5.7%, to $6.0 million for the six months ended June 30, 2022, from $5.6 million for the six months ended June 30, 2021. The increase was due primarily to a $79,000 and $52,000 increase in legal and audit and examination expenses, respectively, which are attributable to expenses associated with the additional SEC filing and compliance requirements of being a public company.

Income Tax Expense. Income tax expense decreased $10,000 to $390,000 for the six months ended June 30, 2022, compared to $400,000 for the six months ended June 30, 2021. The decrease resulted from the $55,000 decrease in income before income taxes. For the six months ended June 30, 2022, and June 30, 2021, income before taxes was $1.7 million. Our effective tax rate was 23.2% and 23.1% for the six months ended June 30, 2022 and June 30, 2021, respectively.

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

		For the six months ended June 30,
	2022	2022			2021
	Yield/rate	Average	Interest	Average	Average	Interest	Average
	At 6-30	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	2022	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	4.27%	$300,643	$6,408	4.30%	$263,848	$6,212	4.75%
Securities available-for-sale	1.31%	47,288	334	1.42%	19,599	137	1.41%
Interest-earning deposits	1.72%	63,145	176	0.56%	58,001	111	0.39%
Other interest-earning assets	3.74%	926	18	3.92%	655	13	4.00%
Total interest-earning assets	3.58%	412,002	6,936	3.39%	342,103	6,473	3.82%
Non-interest-earning assets		23,343			20,029
Total assets		$435,345			$362,132
Interest-bearing liabilities:
Savings and money market accounts	0.24%	$141,455	143	0.20%	$137,383	140	0.21%
Interest-bearing checking accounts	0.07%	59,932	26	0.09%	49,903	22	0.09%
Certificate accounts	0.46%	73,694	173	0.47%	82,131	400	0.98%
Total interest-bearing deposits	0.26%	275,081	342	0.25%	269,417	562	0.42%
Borrowings		-	-	-	9,096	39	0.86%
Total interest-bearing liabilities	0.26%	275,081	342	0.25%	278,513	601	0.44%
Non-interest-bearing liabilities		74,084			43,244
Total liabilities		349,165			321,757
Total equity		86,180			40,375
Total liabilities and equity		$435,345			$362,132
Net interest income			$6,594			$5,872
Net earning assets		$136,921			$63,590
Net interest rate spread(1)	3.17%			3.14%			3.38%
Net interest margin(2)				3.23%			3.46%
Average interest-earning assets to average interest-bearing liabilities		149.77%			122.83%

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

	Six Months Ended June 30,
	2022 vs. 2021
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$866	$(670)	$196
Securities available for sale	194	3	197
Interest-earning deposits	10	55	65
Other interest-earning assets	5	—	5
Total interest-earning assets	1,075	(612)	463
Interest-bearing liabilities:
Savings and money market accounts	4	(1)	3
Interest-bearing checking accounts	4	—	4
Certificate accounts	(41)	(186)	(227)
Total interest-bearing deposits	(33)	(187)	(220)
Borrowings	(39)	—	(39)
Total interest-bearing liabilities	(72)	(187)	(259)
Change in net interest income	$1,147	$(425)	$722

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our liquidity is a measure of our ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. Our short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the six months ended June 30, 2022 in our ability to fund our operations.

Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At June 30, 2022, we had $45.5 million in borrowing capacity with the Federal Home Loan Bank of Atlanta, and had no advances outstanding. In addition, we have $19.5 million in unsecured federal funds lines of credit through our correspondent banks and $6.0 million secured borrowing capacity through the Federal Reserve Bank of Atlanta. No amounts were outstanding on these lines of credit at June 30, 2022.

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

Capital Requirements

At June 30, 2022, the Bank’s Tier 1 capital as a percentage of the Bank’s total assets was 15.1%, and total qualifying capital as a percentage of risk-weighted assets was 23.3%. As of June 30, 2022, the Bank was classified as “well capitalized” for regularity capital purposes. Note 6 to the Financial Statements describes the regulatory capital requirements applicable to the Bank.

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

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021 (unaudited), (vi) Consolidated Statements of Change in Equity for the three and six months ended June 30, 2022 and 2021 (unaudited), (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (unaudited), and (vi) the Notes to Financial Statements (unaudited) with detail tagging.

104	The cover page from TC Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC BANCSHARES, INC. (Registrant)

Date: August 11, 2022	/s/ Gregory H. Eiford
Gregory H. Eiford
Chief Executive Officer

Date: August 11, 2022	/s/ Linda Palmer
Linda Palmer
Chief Financial Officer