Form 10-Q
period 2022-09-30
TC Bancshares, Inc.
filed 2022-11-10
CIK 1850398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 09, 2022, 4,898,350 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

TC BANCSHARES, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

September 30, 2022 and December 31, 2021

UNAUDITED

ASSETS
	September 30, 2022	December 31, 2021
Cash and due from banks	$18,731,747	$31,890,831
Federal funds sold	5,000,000	10,000,000
Cash and cash equivalents	23,731,747	41,890,831
Certificates of deposit with other banks	2,237,000	3,451,000
Investment securities available-for-sale	44,232,829	45,631,636
Other investments	925,700	190,700
Mortgage loans held for sale	1,795,761	2,844,707
Loans, net	311,514,026	266,304,448
Premises and equipment, net	3,133,045	3,224,889
Other real estate owned	948,400	1,115,100
Bank owned life insurance	11,372,284	11,166,573
Accrued interest receivable and other assets	6,332,264	5,122,263
Total Assets	$406,223,056	$380,942,147

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand	$46,628,542	$35,939,917
Interest-bearing demand	160,580,185	146,831,902
Savings	34,333,084	34,014,635
Certificates of deposit	74,328,045	72,530,254
Total deposits	315,869,856	289,316,708
Accrued interest payable and other liabilities	5,706,189	4,812,858
Total liabilities	321,576,045	294,129,566
Commitments
Shareholders' Equity:
Common stock, $.01 par value, 20,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 4,846,829 shares issued and outstanding as of September 30, 2022 and December 31, 2021	48,984	48,984
Additional paid in capital	47,481,077	47,481,077
Retained earnings	46,362,157	44,613,668
Accumulated other comprehensive loss	(4,788,385)	(1,608,401)
Treasury stock: 51,521 shares and -0- shares at September 30, 2022 and December 31, 2021, respectively	(734,075)	—
Unearned ESOP shares 372,275 shares unallocated at September 30, 2022 and December 31, 2021	(3,722,747)	(3,722,747)
Total shareholders' equity	84,647,011	86,812,581
Total Liabilities and Shareholders' Equity	$406,223,056	$380,942,147

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and Dividend Income:
Interest and fees on loans	$3,643,536	$3,210,252	$10,051,325	$9,422,541
Interest and dividends on taxable investment securities	223,438	116,441	557,619	265,987
Interest on deposits with other banks and federal funds sold	182,071	46,639	376,015	157,621
Total interest and dividend income	4,049,045	3,373,332	10,984,959	9,846,149
Interest Expense:
Interest on deposits	283,631	231,728	625,543	794,208
Interest on borrowings	—	1,383	—	39,924
Total interest expense	283,631	233,111	625,543	834,132
Net interest income	3,765,414	3,140,221	10,359,416	9,012,017
Provision for Loan Losses	37,744	106,836	98,432	123,183
Net interest income after provision for loan losses	3,727,670	3,033,385	10,260,984	8,888,834
Other Income:
Service charges on deposit accounts	144,112	151,853	414,746	421,001
Gain on sale of mortgage loans	219,395	537,115	825,100	1,638,612
Bank owned life insurance income	69,751	70,610	205,711	212,317
Other	4,507	17,232	101,213	24,607
Total other income	437,765	776,810	1,546,770	2,296,537
Other Expense:
Salaries and employee benefits	1,987,042	1,892,823	5,695,274	5,562,710
Occupancy and equipment	213,733	216,816	624,293	616,766
Other real estate owned, net of operations, loss on sales and write-downs	26,811	2,449	58,761	3,649
Data processing conversion costs	—	—	—	503
Other	1,022,553	916,808	2,833,671	2,484,906
Total other expense	3,250,139	3,028,896	9,211,999	8,668,534
Income Before Income Taxes	915,296	781,299	2,595,755	2,516,837
Income Tax Expense	212,278	183,455	602,348	583,857
Net Income	$703,018	$597,844	$1,993,407	$1,932,980

Earnings per share:
Basic	$0.14	$0.12	$0.41	$0.12
Diluted	$0.14	$0.12	$0.41	$0.12
Cash dividends per common share	N/A	N/A	$0.05	N/A

Weighted Average Shares Outstanding:
Basic	4,870,692	3,844,941	4,889,131	3,844,941
Diluted	4,870,692	3,844,941	4,889,131	3,844,941

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income	$703,018	$597,844	$1,993,407	$1,932,980
Other Comprehensive (Loss) Income
Net of Income Taxes:
Unrealized (losses) gains on securities available-for-sale:
Holding (losses) gains arising during the period, net of taxes of ($315,191), ($33,126), ($1,176,160) and ($68,704), respectively	(852,185)	(89,562)	(3,179,984)	(178,561)
Total other comprehensive loss	(852,185)	(89,562)	(3,179,984)	(178,561)
Comprehensive (Loss) Income	$(149,167)	$508,282	$(1,186,577)	$1,754,419

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

three and nine months ended September 30, 2022 and 2021

UNAUDITED

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unearned ESOP Shares	Total
Balance, December 31, 2020	$—	$—	$41,973,211	$(2,114,923)	$—	$—	$39,858,288
Net income for the three months ended March 31, 2021	—	—	764,933	—	—	—	764,933
Other comprehensive loss, net of tax	—	—	—	(116,965)	—	—	(116,965)
Balance, March 31, 2021	$—	$—	$42,738,144	$(2,231,888)	$—	$—	$40,506,256
Net income for the three months ended June 30, 2021	—	—	570,203	—	—	—	570,203
Other comprehensive income, net of tax	—	—	—	27,966	—	—	27,966
Balance, June 30, 2021	$—	$—	$43,308,347	$(2,203,922)	$—	$—	$41,104,425
Net income for the three months ended September 30, 2021	—	—	597,844	—	—	—	597,844
Other comprehensive loss, net of tax	—	—	—	(89,562)	—	—	(89,562)
Proceeds from issuance of common stock, net of offering expenses	48,984	47,411,073	—	—	—	—	47,460,057
Purchases of shares of common stock by the ESOP	—	—	—	—	—	(3,918,680)	(3,918,680)
Balance, September 30, 2021	$48,984	$47,411,073	$43,906,191	$(2,293,484)	$—	$(3,918,680)	$85,154,084

Balance, December 31, 2021	$48,984	$47,481,077	$44,613,668	$(1,608,401)	$—	$(3,722,747)	$86,812,581
Net income for the three months ended March 31, 2022	—	—	695,893	—	—	—	695,893
Other comprehensive loss, net of tax	—	—	—	(1,318,938)	—	—	(1,318,938)
Balance, March 31, 2022	$48,984	$47,481,077	$45,309,561	$(2,927,339)	$—	$(3,722,747)	$86,189,536
Net income for the three months ended June 30, 2022	—	—	594,496	—	—	—	594,496
Dividend declared	—	—	(244,918)	—	—	—	(244,918)
Other comprehensive loss, net of tax	—	—	—	(1,008,861)	—	—	(1,008,861)
Balance, June 30, 2022	$48,984	$47,481,077	$45,659,139	$(3,936,200)	$—	$(3,722,747)	$85,530,253
Net income for the three months ended September 30, 2022	—	—	703,018	—	—	—	703,018
Other comprehensive loss, net of tax	—	—	—	(852,185)	—	—	(852,185)
Purchase of common stock	—	—	—	—	(734,075)	—	(734,075)
Balance, September 30, 2022	$48,984	$47,481,077	$46,362,157	$(4,788,385)	$(734,075)	$(3,722,747)	$84,647,011

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$1,993,407	$1,932,980
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	408,125	330,112
Provision for loan losses	98,432	123,183
Loss on disposal of premises and equipment	583	—
Increase in cash surrender value of bank owned life insurance	(205,711)	(212,317)
Write-down of other real estate owned	41,675	—
Gain on mortgage loans sold, net	(825,100)	(1,638,612)
Proceeds from the sale of mortgage loans held for sale	41,007,372	78,856,454
Originations of mortgage loans held for sale	(39,133,326)	(78,467,117)
Change in:
Accrued interest receivable and other assets	91,184	521,730
Accrued interest payable and other liabilities	893,331	783,904
Net cash provided by operating activities	4,369,972	2,230,317
Cash Flows from Investing Activities:
Net change in interest-bearing deposits in other banks	1,214,000	2,201,000
Purchase of investment securities available-for -sale	(5,760,156)	(30,688,457)
Proceeds from calls, paydowns and maturities of investment securities available-for-sale	2,663,301	3,022,800
Purchase of other investments	(735,000)	—
Proceeds from sales of other investments	—	523,300
Net change in loans	(45,308,010)	(5,030,481)
Purchase of premises and equipment	(177,346)	(125,729)
Net cash used in investing activities	(48,103,211)	(30,097,567)
Cash Flows from Financing Activities:
Net change in deposits	26,553,148	207,626
Repayments of Federal Home Loan Bank advances	—	(9,515,477)
Proceeds from sale of common stock	—	48,983,500
Repurchase of common stock	(734,075)	—
Cash dividend	(244,918)	—
Stock offering expenses	—	(1,523,443)
Common stock purchased by ESOP	—	(3,918,680)

Net cash provided by financing activities	25,574,155	34,233,526
Net Change in Cash and Cash Equivalents	(18,159,084)	6,366,276
Cash and Cash Equivalents, Beginning of Period	41,890,831	41,876,399
Cash and Cash Equivalents, End of Period	$23,731,747	$48,242,675
Supplement Disclosures of Cash Flow Information:
Cash paid during the period for interest	$601,513	$844,628
Non-Cash Investing and Financing Activities:
Transfer of loans to other real estate owned	$—	$1,297,200
Change in unrealized losses on securities-for-sale, net of tax	$(3,179,984)	$(178,561)

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

Basis of Presentation:

The accounting and financial reporting policies of the Company conform, in all material respects to accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management reflect all necessary adjustments for a fair presentation of the Company's consolidated financial position and consolidated results of operations. All adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2021, included in the Company's 2021 Annual Report on Form 10-K as filed with the SEC. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any future period.

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

Treasury Stock:

On August 4, 2022, the Company announced a program to repurchase 250,000 shares of the Company’s common stock. Shares may be repurchased in open market or private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing and amount of any repurchases will depend on a number of factors, including the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of September 30, 2022, 51,521 shares of the Company's common stock had been repurchased at an average price of $14.25. Treasury stock is accounted for by the cost method. Subsequent reissuances are accounted for at average cost.

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

Dividends:

The Company announced that its Board of Directors declared a semi-annual cash dividend on June 15, 2022, in the amount of $0.05 per share of common stock. The cash dividend was paid on July 15, 2022, to the shareholders of record at the close of business on June 27, 2022.

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

TC Bancshares, Inc. 2022 Equity Incentive Plan:

On September 21, 2022, the Company's shareholders approved the TC Bancshares, Inc. 2022 Equity Incentive Plan ("Equity Plan") which provides for the grant of stock options, restricted stock awards and other equity awards to our officers, employees, directors, advisors and consultants. As of September 30, 2022, no stock options, restricted stock awards or other equity awards had been granted under the Equity Plan. The Company will account for its stock-based compensation plan using a fair value based based method whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Recent Accounting Pronouncements:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now include forward-looking information in the determination of their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, this update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This update clarified the effective date of ASC 2016-13 for nonpublic business entities to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application of ASU 2016-13 will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is in the process of working with a third-party vendor using their software solution to assist with the adoption. The Company is also currently gathering necessary data to implement this change and is continuing to assess the impact of the adoption of this ASU on its consolidated financial statements.

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

NOTE 2 - INVESTMENT SECURITIES

Investment securities available-for-sale at September 30, 2022 and December 31, 2021 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Fair Value as % of Total
September 30, 2022-
US treasuries	$10,121,544	$—	$800,398	$9,321,146	21%
Mortgage-backed securities	9,787,108	—	855,315	8,931,793	20%
Collateralized mortgage obligations	16,530,557	—	869,758	15,660,799	36%
Municipal bonds	8,763,535	—	1,673,995	7,089,540	16%
Corporate obligations	3,625,000	—	395,449	3,229,551	7%
	$48,827,744	$—	$4,594,915	$44,232,829	100%

December 31, 2021-
US treasuries	$5,129,275	$—	$25,271	$5,104,004	11%
Mortgage-backed securities	10,295,332	174,102	100,143	10,369,291	23%
Collateralized mortgage obligations	18,804,325	70,925	145,656	18,729,594	41%
Municipal bonds	8,766,475	1,513	170,787	8,597,201	19%
Corporate obligations	2,875,000	—	43,454	2,831,546	6%
	$45,870,407	$246,540	$485,311	$45,631,636	100%

The following outlines the unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Unrealized loss for less than 12 months:
US treasuries	$4,862,792	$144,599	$5,104,004	$25,271
Mortgage-backed securities	4,247,463	628,102	6,389,012	100,143
Collateralized mortgage obligations	6,247,094	287,495	11,190,910	145,656
Municipal bonds	2,325,350	461,160	7,828,330	170,787
Corporate obligations	1,116,119	133,881	2,831,546	43,454
Total less than 12 months	$18,798,818	$1,655,237	$33,343,802	$485,311
Unrealized loss for more than 12 months:
US treasuries	4,458,354	655,799	—	—
Mortgage-backed securities	4,684,330	227,213	—	—
Collateralized mortgage obligations	9,413,705	582,263	—	—
Municipal bonds	4,764,190	1,212,835	—	—
Corporate obligations	2,113,432	261,568	—	—
Total more than 12 months	25,434,011	2,939,678	—	—
Total	$44,232,829	$4,594,915	$33,343,802	$485,311

At September 30, 2022 and December 31, 2021, unrealized losses in the investment portfolio related to debt securities. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades or because the repayment sources of principal and interest are backed by government entities. At September 30, 2022, all five US treasuries, all 14 mortgage backed securities, all 13 collateralized mortgage obligations, all nine municipal bonds and all seven corporate obligations contained unrealized losses. At December 31, 2021, all US treasuries, four of 14 mortgage backed securities, 7 out of 13 collateralized mortgage obligations, eithgt of nine municipal bonds and all six corporate obligations contained unrealized losses. The Bank does not intend to sell the investments, and it is not likely that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

The amortized cost and estimated fair value of investment securities available-for-sale at September 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Investment securities with maturities -
1 to 5 years	$5,007,392	$4,862,793
5 to 10 years	17,502,687	14,777,444
Mortgage-backed securities and collateralized mortgage obligations	26,317,665	24,592,592
Total	$48,827,744	$44,232,829

The Bank did not sell any investment securities available-for-sale for the nine months ended September 30, 2022 or 2021. Securities with carrying values of approximately $204,000 and $142,000 at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits as required by law and for other purposes.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans, by purpose code, at September 30, 2022 and December 31, 2021, are summarized as follows:

	September 30, 2022	Percent	December 31, 2021	Percent
Real estate loans:
Residential	$126,247,970	39.84%	$98,433,124	36.27%
Home equity	11,699,041	3.69%	11,510,661	4.24%
Multi-family	24,869,858	7.85%	19,937,187	7.35%
Commercial	106,044,970	33.47%	89,830,611	33.10%
Construction and land development	29,670,249	9.36%	34,401,702	12.68%
Total real estate loans	298,532,088		254,113,285
Consumer loans	1,251,595	0.40%	1,373,761	0.51%
Commercial and industrial loans	17,073,986	5.39%	15,900,097	5.85%
Total loans	316,857,669	100.00%	271,387,143	100.00%
Less: Allowance for loan losses	4,336,648		4,183,599
Deferred loan fees	1,006,995		899,096
Loans, net	$311,514,026		$266,304,448

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

The Bank was paid a processing fee from the SBA on PPP loan originations ranging from 1% to 5%, based on the size of the loans. For the three and nine months ended September 30, 2022, the Bank did not record any PPP-related SBA fees, compared to $0 and $481,000 in PPP-related SBA fees in the three and nine months ended September 30, 2021, respectively. These fees are accreted into interest income over the estimated life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. For the three and nine months ended September 30, 2022, and 2021, the Bank had recognized approximately $100, $58,900, $151,000 and $436,000 in PPP-related SBA fees, respectively. The majority of the remaining unearned fees are expected to be recognized as the PPP loans are forgiven or paid off. Deferred PPP-related SBA fees totaled $3,500 and $62,400 at September 30, 2022 and December 31, 2021, respectively.

Allowance for Loan Losses:

An analysis of the change in allowance for loan losses follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$4,271,782	$4,119,010	$4,183,599	$4,085,719
Charge-offs:
Real estate loans:
Residential	—	—	(2,842)	(11,123)
Home equity	—	—	—	—
Multi-family	—	—	—	—
Commercial	—	—	—	—
Construction and land development	—	—	—	—
Total real estate loans	—	—	(2,842)	(11,123)
Consumer loans	(8,848)	(6,448)	(45,950)	(28,037)
Commercial and industrial loans	—	—	—	—
Total charge-offs	(8,848)	(6,448)	(48,792)	(39,160)
Recoveries:
Real estate loans:
Residential	11,349	9,979	41,473	22,256
Home equity	—	—	—	—
Multi-family	—	—	—	—
Commercial	—	—	—	—
Construction and land development	11,345	13,047	11,345	24,392
Total real estate loans	22,694	23,026	52,818	46,648
Consumer loans	2,003	1,155	4,017	6,309
Commercial and industrial loans	11,273	3,499	46,574	24,379
Total recoveries	35,970	27,680	103,409	77,336
Net recoveries	27,122	21,232	54,617	38,176
Provision for loan losses	37,744	106,836	98,432	123,183
Ending balance	$4,336,648	$4,247,078	$4,336,648	$4,247,078

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2022 and December 31, 2021:

	Loans		Allowance for loan losses
	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
September 30, 2022 -
Real estate loans:
Residential	$1,320,094	$124,927,876	$—	$1,727,639
Home equity	—	11,699,041	—	164,516
Multi-family	—	24,869,858	—	299,452
Commercial	—	106,044,970	—	1,719,900
Construction and development	51,816	29,618,433	—	312,630
Total real estate loans	1,371,910	297,160,178	—	4,224,137
Consumer loans	—	1,251,595	—	1,154
Commercial and industrial loans	—	17,073,986	—	101,092
Unallocated	—	—	—	10,265
Total	$1,371,910	$315,485,759	$—	$4,336,648
December 31, 2021 -
Real estate loans:
Residential	$1,517,822	$96,915,302	$—	$1,468,649
Home equity	—	11,510,661	—	174,579
Multi-family	—	19,937,187	—	288,455
Commercial	—	89,830,611	—	1,757,794
Construction and development	9,928	34,391,774	—	350,586
Total real estate loans	1,527,750	252,585,535	—	4,040,063
Consumer loans	—	1,373,761	—	1,798
Commercial and industrial loans	—	15,900,097	—	109,724
Unallocated	—	—	—	32,014
Total	$1,527,750	$269,859,393	$—	$4,183,599

Impaired Loans:

The following tables present impaired loans by class of loans as of September 30, 2022 and December 31, 2021:

	Recorded Investment	Principal Balance	Related Allowance
September 30, 2022 -
Impaired loans with related allowance:
Real estate loans:
Residential	$—	$—	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	—	—	—
Total real estate loans	—	—	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$—	$—	$—
Impaired loans without related allowance:
Real estate loans:
Residential	$1,320,094	$1,320,094	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	51,816	51,816	—
Total real estate loans	1,371,910	1,371,910	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$1,371,910	$1,371,910	$—

	Recorded Investment	Principal Balance	Related Allowance
December 31, 2021 -
Impaired loans with related allowance:
Real estate loans:
Residential	$—	$—	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	—	—	—
Total real estate loans	—	—	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$—	$—	$—
Impaired loans without related allowance:
Real estate loans:
Residential	$1,517,822	$1,517,822	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	9,928	9,928	—
Total real estate loans	1,527,750	1,527,750	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$1,527,750	$1,527,750	$—

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	Three Months Ended September 30,
	2022			2021
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate loans:
Residential	$1,321,370	$14,276	$19,348	$1,589,919	$48,846	$24,631
Home equity	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	669,600	—	—
Construction and land development	30,281	1,753	1,742	10,408	355	129
Total real estate loans	1,351,651	16,029	21,090	2,269,927	49,201	24,760
Consumer loans	—	—	—	39,390	10,755	13,139
Commercial and industrial loans	—	—	—	—	—	—
Total	$1,351,651	$16,029	$21,090	$2,309,317	$59,956	$37,899

	Nine Months Ended September 30,
	2022			2021
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate loans:
Residential	$1,381,503	$46,292	$49,789	$1,571,775	$70,611	$70,743
Home equity	—	—	—	598	—	—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	1,039,595	—	—
Construction and land development	19,910	1,939	1,939	68,876	399	358
Total real estate loans	1,401,413	48,231	51,728	2,680,844	71,010	71,101
Consumer loans	—	—	—	—	10,755	13,139
Commercial and industrial loans	—	—	—	—	—	—
Total	$1,401,413	$48,231	$51,728	$2,680,844	$81,765	$84,240

Past Due and Nonaccrual Loans:

The following tables present the aging of the recorded investment in past due loans and nonaccrual loans as of September 30, 2022 and December 31, 2021, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Non-accrual
September 30, 2022 -
Real estate loans:
Residential	$32,731	$582,558	$471,491	$1,086,780	$125,161,190	$126,247,970	$523,900
Home equity	42,121	—	—	42,121	11,656,920	11,699,041	—
Multi-family	—	—	—	—	24,869,858	24,869,858	—
Commercial	—	—	—	—	106,044,970	106,044,970	—
Construction and land development	—	—	—	—	29,670,249	29,670,249	—
Total real estate loans	74,852	582,558	471,491	1,128,901	297,403,187	298,532,088	523,900
Consumer loans	—	—	—	—	1,251,595	1,251,595	—
Commercial and industrial loans	—	—	109,561	109,561	16,964,425	17,073,986	—
	$74,852	$582,558	$581,052	$1,238,462	$315,619,207	$316,857,669	$523,900
December 31, 2021 -
Real estate loans:
Residential	$1,330,647	$75,169	$—	$1,405,816	$97,027,308	$98,433,124	$354,295
Home equity	—	—	—	—	11,510,661	11,510,661	—
Multi-family	—	—	—	—	19,937,187	19,937,187	—
Commercial	—	—	—	—	89,830,611	89,830,611	—
Construction and land development	—	9,928	60,111	70,039	34,331,663	34,401,702	60,111
Total real estate loans	1,330,647	85,097	60,111	1,475,855	252,637,430	254,113,285	414,406
Consumer loans	—	—	—	—	1,373,761	1,373,761	—
Commercial and industrial loans	—	—	—	—	15,900,097	15,900,097	—
	$1,330,647	$85,097	$60,111	$1,475,855	$269,911,288	$271,387,143	$414,406

As of September 30, 2022 and December 31, 2021, there were no loans greater than 90 days past due and still accruing.

Troubled Debt Restructurings:

The Bank did not modify any loans in the nine months ended September 30, 2022 and 2021 in a manner that would be considered troubled debt restructurings. There were no specific allowances allocated to troubled debt restructurings as of September 30, 2022 or 2021. The Bank did not commit to lend any additional amounts to customers with outstanding loans that are classified as troubled restructurings. Certain troubled debt restructurings are accruing loans in which interest is earned when payments are made. Management continues to evaluate these accruing troubled debt restructurings for impairment on a quarterly basis. During the nine months ended September 30, 2022 and 2021, no restructured loans defaulted subsequent to modification.

COVID-19 Related Loan Modifications:

In 2020, the Bank implemented a customer payment deferral program to assist borrowers that may be experiencing financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) were provided. As of September 30, 2022 and December 31, 2021, all loans that were granted COVID-19 related payment deferrals had resumed making payments under the terms of the original loan agreements. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals between March 1, 2020 and January 1, 2022 continued to be reported as current loans throughout the agreed upon deferral period and were not classified as troubled debt restructurings.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of September 30, 2022 and December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2022 -
Real estate loans:
Residential	$124,467,571	$455,566	$1,324,833	$—	$—	$126,247,970
Home equity	11,699,041	—	—	—	—	11,699,041
Multi-family	24,869,858	—	—	—	—	24,869,858
Commercial	98,658,441	4,561,557	2,824,972	—	—	106,044,970
Construction and land development	26,969,647	2,634,703	65,899	—	—	29,670,249
Total real estate loans	286,664,558	7,651,826	4,215,704	—	—	298,532,088
Consumer loans	1,251,595	—	—	—	—	1,251,595
Commercial and industrial loans	17,073,986	—	—	—	—	17,073,986
	$304,990,139	$7,651,826	$4,215,704	$—	$—	$316,857,669
December 31, 2021 -
Real estate loans:
Residential	$95,421,741	$1,764,789	$1,246,594	$—	$—	$98,433,124
Home equity	11,510,661	—	—	—	—	11,510,661
Multi-family	19,937,187	—	—	—	—	19,937,187
Commercial	78,797,687	8,075,262	2,957,662	—	—	89,830,611
Construction and land development	31,347,154	2,920,406	134,142	—	—	34,401,702
Total real estate loans	237,014,430	12,760,457	4,338,398	—	—	254,113,285
Consumer loans	1,373,761	—	—	—	—	1,373,761
Commercial and industrial loans	15,900,097	—	—	—	—	15,900,097
	$254,288,288	$12,760,457	$4,338,398	$—	$—	$271,387,143

NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

The Bank had approximately $48.9 million and $15.7 million in available borrowing capacity through the FHLB at September 30, 2022 and December 31, 2021, respectively. Any future FHLB advances would be collateralized by the Bank’s FHLB stock and a blanket lien on certain of the Bank’s residential and commercial real estate loans with a lendable value of approximately $48.9 million at September 30, 2022 and $15.7 million at December 31, 2021.

Unsecured federal funds lines of credit totaling $19.5 million were available to the Bank for overnight borrowing through correspondent banks at both September 30, 2022 and December 31, 2021. The Bank also had approximately $5.8 million and $5.7 million in available borrowing capacity through the Federal Reserve Bank of Atlanta at September 30, 2022 and December 31, 2021, respectively. There were no borrowings against either of these facilities at September 30, 2022 or December 31, 2021. The available borrowings with the Federal Reserve Bank are collateralized by a blanket lien on certain of the Bank’s residential and commercial real estate loans with a carrying value of approximately $8.4 million and $9.3 million at September 30, 2022 and December 31, 2021, respectively.

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

	September 30, 2022	December 31, 2021
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$48,290,000	$28,204,000
Stand-by letters of credit	$687,000	$931,000

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

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds real estate and assignments of deposit accounts as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for these commitments at September 30, 2022 and December 31, 2021 varies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total common equity Tier 1, total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of September 30, 2022 and December 31, 2021, that the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2022 and December 31, 2021, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios, and minimum amounts under current regulatory standards, as of September 30, 2022 and December 31, 2021, are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2022:
Common Equity Tier 1 Capital to Risk- Weighted Assets	$66,195	22.61%	$13,177	4.50%	$19,033	6.50%
Total Capital to Risk- Weighted Assets	$69,863	23.86%	$23,425	8.00%	$29,281	10.00%
Tier 1 Capital to Risk- Weighted Assets	$66,195	22.61%	$17,569	6.00%	$23,425	8.00%
Tier I Capital to Average Assets	$66,195	16.06%	$16,485	4.00%	$20,606	5.00%
December 31, 2021:
Common Equity Tier 1 Capital to Risk- Weighted Assets	$63,764	25.08%	$11,441	4.50%	$16,526	6.50%
Total Capital to Risk- Weighted Assets	$66,954	26.33%	$20,340	8.00%	$25,425	10.00%
Tier 1 Capital to Risk- Weighted Assets	$63,764	25.08%	$15,255	6.00%	$20,340	8.00%
Tier I Capital to Average Assets	$63,764	16.64%	$15,327	4.00%	$19,159	5.00%

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

Assets Recorded at Fair Value on a Recurring Basis. The table below presents the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, all of which consisted of investment securities available-for-sale:

	Level 1	Level 2	Level 3	Total
September 30, 2022:
US treasuries	$—	$9,321,146	$—	$9,321,146
Mortgage-backed securities	—	8,931,793	—	8,931,793
Collateralized mortgage obligations	—	15,660,799	—	15,660,799
Municipal bonds	—	7,089,540	—	7,089,540
Corporate obligations	—	3,229,551	—	3,229,551
Investment securities available-for-sale	$—	$44,232,829	$—	$44,232,829
December 31, 2021:
US treasuries	$—	$5,104,004	$—	$5,104,004
Mortgage-backed securities	—	10,369,291	—	10,369,291
Collateralized mortgage obligations	—	18,729,594	—	18,729,594
Municipal bonds	—	8,597,201	—	8,597,201
Corporate obligations	—	2,831,546	—	2,831,546
Investment securities available-for-sale	$—	$45,631,636	$—	$45,631,636

Assets Recorded at Fair Value on a Nonrecurring Basis. The Bank may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
September 30, 2022:
Other real estate owned	$—	$—	$948,400	$948,400
Impaired loans	—	—	—	—
	$—	$—	$948,400	$948,400
December 31, 2021:
Other real estate owned	$—	$—	$1,115,100	$1,115,100
Impaired loans	—	—	—	—
	$—	$—	$1,115,100	$1,115,100

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

The carrying amounts and estimated fair values of the Bank’s financial instruments as of September 30, 2022 and December 31, 2021 are as follows:

		Fair Value Measurements at September 30, 2022
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$23,731,747	$23,731,747	$23,731,747	$—	$—
Certificates of deposit with other banks	2,237,000	2,237,000	2,237,000	—	—
Investment securities available-for-sale	44,232,829	44,232,829	—	44,232,829	—
Other investments	925,700	925,700	—	925,700	—
Mortgage loans held for sale	1,795,761	1,795,761	—	1,795,761	—
Loans, net	311,514,026	296,092,000	—	—	296,092,000
Bank owned life insurance	11,372,284	11,372,284	11,372,284	—	—
Financial liabilities:
Deposits	315,869,856	314,179,811	241,541,811	—	72,638,000

		Fair Value Measurements at December 31, 2021
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$41,890,831	$41,890,831	$41,890,831	$—	$—
Certificates of deposit with other banks	3,451,000	3,451,000	3,451,000	—	—
Investment securities available-for-sale	45,631,636	45,631,636	—	45,631,636	—
Other investments	190,700	190,700	—	190,700	—
Mortgage loans held for sale	2,844,707	2,844,707	—	2,844,707	—
Loans, net	266,304,448	274,168,000	—	—	274,168,000
Bank owned life insurance	11,166,573	11,166,573	11,166,573	—	—
Financial liabilities:
Deposits	289,316,708	289,267,454	216,786,454	—	72,481,000

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

Overview

We are a full service community bank that provides a variety of services to individual and commercial accounts in our market areas. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from our operations, in one- to four-family residential real estate loans, commercial and multi-family residential real estate loans, commercial and industrial loans, construction and land development loans and consumer loans. At September 30, 2022, we had total assets of $406.2 million, loans, net of the allowance for loan losses and deferred fees of $311.5 million, total deposits of $315.9 million and total equity of $84.6 million. During 2019, the Bank elected to be treated as a “covered savings association” which allows us to engage in the same activities as a national bank.

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

Anticipated Increase in Expense

The completion of the conversion and stock offering, which resulted in us becoming an SEC public reporting company, has increased our noninterest expenses due to the increased costs of operating as a public company. In September, our shareholders approved a stock-based benefit plan, which we anticipate will further increase our noninterest expenses as the Board grants awards under the TC Bancshares, Inc. 2022 Equity Incentive Plan.

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total Assets. Total assets increased $25.3 million, or 6.6%, to $406.2 million at September 30, 2022 from $380.9 million at December 31, 2021. The increase was principally due to an increase in net loans of $45.2 million partially offset by a decrease in cash and cash equivalents of $18.2 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $18.2 million at September 30, 2022, compared to December 31, 2021. These funds were deployed to finance loan growth of $45.2 million after $26.6 million in funds provided by deposit growth. The remaining funding was provided by maturities of certificates of deposits with other banks.

Total Loans. Loans increased $45.5 million, or 16.8%, to $316.9 million at September 30, 2022 from $271.4 million at December 31, 2021. Commercial real estate loans increased $16.2 million, or 18.0%, to $106.0 million at September 30, 2022 from $89.8 million at December 31, 2021, due to new loan originations. Multi-family real estate loans increased $4.9 million, or 24.7%, to $24.9 million at September 30, 2022, from $19.9 million at December 31, 2021, also due to new loan originations. Due to the rapid rise in secondary market rates, residential loans increased as customers chose to utilize our in-house portfolio adjustable rate mortgages. As a result, residential loans increased $27.8 million, or 28.3%, to $126.2 million at September 30, 2022, from $98.4 million at December 31, 2021, due to new loan originations. Commercial and industrial loans increased $1.2 million, or 7.4% to $17.1 million at September 30, 2022 from $15.9 million at December 31, 2021. Home equity loans also increased $0.2 million, or 1.6%, to $11.7 million at September 30, 2022, from $11.5 million at December 31, 2021.

Construction and land development loans decreased $4.7 million, or 13.8%, to $29.7 million at September 30, 2022 from $34.4 million at December 31, 2021. This decrease is attributable to several construction loans converting to permanent financing.

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

During the nine months ended September 30, 2022, eight loans totaling $3.2MM were downgraded from pass to substandard, two loans totaling $3MM were upgraded from substandard to pass and five loans totaling $5.0MM were upgraded from Special Mention to a rating of Acceptable and removed from the Watchlist. The largest loan downgraded was a $2.9MM loan for a hotel located in Savannah, GA in which the borrower has made timely payments of principal and interest. The largest loan upgraded was a $2.9MM loan for the renovations of an existing commercial property located in Montgomery, AL. The property had experienced lower rental rates than anticipated and an extension of the interest only period was requested in 2020. The property stabilized in 2021 and occupancy improved such that the borrower has been able to service the debt in 2022. Loan loss provision of $38,000 was recorded for the nine months ended September 30, 2022 compared to $107,000 for the nine months ended September 30, 2021. The Company had 25 impaired loans totaling $1.4 million at September 30, 2022 compared to 27 impaired loans totaling $1.5 million at December 31, 2021. At September 30, 2022, there were no specific reserves and $24,000 of the allowance was unallocated. We had net recoveries of $27,000 during the nine months ended September 30, 2022, compared to net recoveries of $21,000 for the nine months ended September 30, 2021. None of the charge-offs taken in 2022 related to the COVID-19 pandemic. Management believes that the allowance for loan losses, which was $4.3 million, or 1.37% of gross loans, at September 30, 2022, is adequate to cover losses inherent in the loan portfolio.

Investment Securities. Investment securities, all of which are available-for-sale, decreased $1.4 million, or -3.1%, to $44.2 million at September 30, 2022 from $45.6 million at December 31, 2021. This decrease resulted from investments made in U.S. treasuries of $5.0 million less paydowns on mortgage-backed securities of $2.5 million and additional unrealized losses on our investments of $4.1 million during the nine months ended September 30, 2022. Unrealized losses on our investments increased to $4.6 million at September 30, 2022 from $485,000 at December 31, 2021. This increase in unrealized losses was not due to a decrease in credit quality, but rather from an aggregate increase of 300 basis points in the federal funds target range by the Federal Open Market Committee ("FOMC") during the nine months ended September 30, 2022, the first increases in the federal funds target range by the FOMC since 2018.

Other Real Estate Owned. In July 2021, an SBA guaranteed owner occupied property securing a commercial real estate loan was moved to other real estate owned resulting in a $1.0 million increase in other real estate owned. In August 2022, the selling price of the property was reduced to $985,000 less 10% selling costs resulting in a write-down of this property to $886,500 of which 75% is guaranteed by the SBA and 25%, or $41,675 was recognized by the Bank.

Bank Owned Life Insurance. Our investment in bank owned life insurance increased $0.2 million, or 1.8%, to $11.3 million at September 30, 2022 from $11.2 million at December 31, 2021. We invest in bank owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. Our investment in bank owned life insurance at September 30, 2022 was 16.3% of our Tier 1 capital plus our allowance for loan losses.

Deposits. Total deposits increased $26.6 million, or 9.2%, to $315.9 million at September 30, 2022 from $289.3 million at December 31, 2021. Non-interest-bearing demand accounts increased $10.7 million, or 29.7%, to $46.6 million at September 30, 2022, from $35.9 million at December 31, 2021. Interest-bearing demand accounts increased $13.7 million, or 9.4%, to $160.6 million at September 30, 2022, from $146.8 million at December 31, 2021. Savings accounts increased $318,000, or .9%, to $34.3 million at September 30, 2022 from $34.0 million at December 31, 2021. Certificates of deposit increased $1.8 million, or 2.5%, to $74.3 million at September 30, 2022 from $72.5 million at December 31, 2021.

Accrued interest payable and other liabilities. Accrued interest payables and other liabilities increased $893,000, or 18.6%, to $5.7 million at September 30, 2022, from $4.8 million at December 31, 2021. Of this amount, first mortgage loan escrows increased $639,000, or 331.1% to $832,000 at September 30, 2022, from $193,000 at December 31, 2021.

Shareholders’ Equity. Total shareholders' equity decreased $2.2 million, or 2.5%, to $84.6 million at September 30, 2022 from $86.8 million at December 31, 2021. The decrease resulted primarily from the $3.2 million, or 1,839.1%, increase in the unrealized loss after taxes on our investment securities available for sale of $3.4 million at September 30, 2022, from $0.2 million at December 31, 2021. This decrease was not due to a change in credit quality but resulted from the increase in the federal funds rates as noted above. Also contributing to the decrease, the Company purchased $734,000 of its own stock that is held in treasury and reported as a reduction in equity. Additionally, the Company declared $245,000 of cash dividends to shareholders in June 2022 and paid on July 15, 2022. These decreases were partially offset by net income of $2.0 million for the nine months ended September 30, 2022.

Comparison of Operating Results for the Three Months Ended September 30, 2022 and 2021

General. Net income increased $105,000, or 17.6%, to $703,000 for the three months ended September 30, 2022, compared to $598,000 for the three months ended September 30, 2021. The increase in net income resulted primarily from a $625,000 increase in net interest income partially offset by a $318,000 decrease in gains on sale of mortgage loans and a $221,000 increase in other expense.

Interest Income. Interest and dividend income increased $676,000, or 20.0%, to $4.0 million for the three months ended September 30, 2022 from $3.4 million for the three months ended September 30, 2021. This increase was primarily due to increases in interest income on the loan portfolio of $433,000, or 13.5%, as well as increases in interest and dividends on taxable investment securities available for sale of $107,000 and interest on deposits with other banks and federal funds sold of $135,000. The average balance of loans, including loans held for sale, increased $45.0 million, or 16.8%, to $313.1 million for the three months ended September 30, 2022, from $268.1 million for the three months ended September 30, 2021, and the average yield on loans decreased to 4.62% for the three months ended September 30, 2022 from 4.75% for three months ended September 30, 2021. The average balance of investment securities increased $14.1 million, or 44.2%, to $45.9 million for the three months ended September 30, 2022, from $31.9 million for the three months ended September 30, 2021, while the average yield on investment securities increased 55 basis points to 1.93% for the three months ended September 30, 2022, from 1.38% for the three months ended September 30, 2021. The average balance of other interest-earning deposits decreased $25.2 million, or -43.3%, to $33.0 million for three months ended September 30, 2022, from $58.2 million for the three months ended September 30, 2021, while the average yield on other interest-earning deposits increased 184 basis points to 2.16% for the three months ended September 30, 2022, from 0.32% for the three months ended September 30, 2021.

Interest Expense. Total interest expense increased $51,000, or 21.7%, to $284,000 for the three months ended September 30, 2022 from $233,000 for the three months ended September 30, 2021. The increase was primarily due to an increase in interest rates offered on money market accounts and certificate of deposits due to the federal funds target range increasing 300 basis points to 3.25% on September 30, 2022, from 0.25% on September 30, 2021. The average balance of interest-bearing deposits increased $13.8 million, or 5.3%, to $274.8 million for the three months ended September 30, 2022, from $261.0 million for the three months ended September 30, 2021, with a 6 basis point increase in the average cost of interest-bearing deposits to 0.41% for the three months ended September 30, 2022, from 0.35% for the three months ended September 30, 2021. The average balances of FHLB advances decreased $797,000, or 100%, to $0 for the three months ended September 30, 2022. For the three months ended September 30, 2021, the average cost of FHLB advances was 0.50%.

Net Interest Income. Net interest income increased $625,000, or 19.9%, to $3.8 million for the three months ended September 30, 2022 from $3.1 million for the three months ended September 30, 2021. Our average interest-earning assets increased $34.5 million, or 9.6%, period over period. This increase was due primarily to increases in our loan portfolio of $45.0 million and securities of $14.0 million, partially offset by a $25.2 million decrease in the average balance of our interest-earning deposits with other banks. Our interest rate spread increased to 3.68% for the three months ended September 30, 2022 from 3.38% for the three months ended September 30, 2021, and our net interest margin increased to 3.80% for the three months ended September 30, 2022 from 3.47% for the three months ended September 30, 2021. The increases in interest rate spread and net interest margin were primarily the result of the mix of our interest earning assets. As stated earlier, average loans which is our highest yielding asset increased $45.0 million from September 30, 2021, and our interest-bearing deposits, which are our lowest yield assets, decreased $25.2 million from September 30, 2021. The cost on our earning assets increased 24 bps; whereas, the yield on our interest-bearing liabilities increased only 6 bps.

Provision for Loan Losses. We recorded $38,000 in provision for loan losses for the three months ended September 30, 2022, compared to a $107,000 provision for the three months ended September 30, 2021. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See the section entitled "Allowance for Loan Losses" in this Item 2, and Note 3 of the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

The allowance for loan losses was $4.3 million, or 1.37% of total loans, at September 30, 2022, and $4.2 million, or 1.54%, of total loans at December 31, 2021, and $4.2 million, or 1.57% of total loans, at September 30, 2021. Classified (substandard, doubtful and loss) loans decreased to $4.2 million at September 30, 2022 compared to $4.3 million at December 31, 2021 and $4.7 million at September 30, 2021. We had $524,000 of nonperforming loans at September 30, 2022, compared to $414,000 at December 31, 2021 and $690,000 at September 30, 2021. Net recoveries for the three months ended September 30, 2022 and 2021 were $27,000 and $21,000, respectively. We had no loans in deferral at September 30, 2022, or December 31, 2021.

Other Income. Other income information is as follows.

	For the three months ended September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Service charges on deposit accounts	$144	$152	$(8)	(5.3)%
Gain on sale of loans	219	537	(318)	(59.2)%
Other	75	88	(13)	(14.8)%
Total non-interest income	$438	$777	$(339)	(43.6)%

Other income decreased $339,000, or 43.6%, to $438,000 for the three months ended September 30, 2022 from $777,000 for the three months ended September 30, 2021. The decrease was primarily due to a $318,000 decrease in gain on sale of mortgage loans into the secondary market to $219,000 for the three months ended September 30, 2022, compared to $537,000 for the three months ended September 30, 2021. This decrease is primarily due to the decrease in mortgage loan refinancings and home purchases sold into the secondary market as interest rates have increased since December 31, 2021.

Other Expense. Other expense information is as follows.

	For the three months ended September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$1,987	$1,892	$95	5.0%
Occupancy and equipment	213	217	(4)	(1.8)%
Advertising	67	58	9	15.5%
Audit and examination	159	107	52	48.6%
Checking account related expenses	138	168	(30)	(17.9)%
Consulting and advisory fees	24	79	(55)	(69.6)%
Data processing fees	115	133	(18)	(13.5)%
Director fees	105	68	37	54.4%
Legal	131	48	83	172.9%
Other real estate loss/(gain) on sale and write-downs	27	2	25	1,250.0%
Other	284	257	27	10.5%
Total non-interest expense	$3,250	$3,029	$221	7.3%

Other expense increased $221,000, or 9.5%, to $3.25 million for the three months ended September 30, 2022, from $3.03 million for the three months ended September 30, 2021. The increase was due primarily to a $95,000 and $83,000 increase in salaries and employee benefits and legal fees, respectively. In addition, audit and examination expenses increased $52,000, or 48.6%, to $159,000 for the three months ended September 30, 2022 from $107,000 for the three months ended September 30, 2021. The increase in salaries and benefits was attributable to additional staff hired. The increases in legal and audit and examination fees were attributable to expenses associated with the additional SEC filing and compliance requirements of being a public company.

Income Tax Expense. Income tax expense increased $29,000 to $212,000 for the three months ended September 30, 2022, compared to $183,000 for the three months ended September 30, 2021. The increase resulted from the $134,000 increase in income before income taxes. For the three months ended September 30, 2022, income before taxes was $915,000, compared to $781,000 for the three months ended September 30, 2021. Our effective tax rate was 23.2% for the three months ended September 30, 2022 and 23.5% for the three months ended September 30, 2021.

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

		For the quarter ended September 30,
	2022	2022			2021
	Yield/rate	Average	Interest	Average	Average	Interest	Average
	At 9-30	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	2022	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	4.46%	$313,134	$3,644	4.62%	$268,161	$3,210	4.75%
Securities available-for-sale	2.11%	45,940	223	1.93%	31,880	111	1.38%
Interest-earning deposits	3.15%	33,006	180	2.16%	58,169	47	0.32%
Other interest-earning assets	4.11%	926	2	0.86%	284	5	6.98%
Total interest-earning assets	4.12%	393,006	$4,049	3.97%	358,494	$3,373	3.73%
Non-interest-earning assets		20,030			10,197
Total assets		$413,036			$368,691
Interest-bearing liabilities:
Savings and money market accounts	0.58%	$141,281	$168	0.47%	$141,467	$66	0.19%
Interest-bearing checking accounts	0.09%	58,255	17	0.12%	42,073	13	0.12%
Certificate accounts	0.59%	75,221	99	0.52%	77,418	153	0.78%
Total interest-bearing deposits	0.26%	274,757	284	0.41%	260,958	232	0.35%
Borrowings	—%	—	—	—%	797	1	0.50%
Total interest-bearing liabilities	0.48%	274,757	284	0.41%	261,755	233	0.35%
Non-interest-bearing liabilities		52,577			65,969
Total liabilities		327,334			327,724
Total equity		85,702			40,967
Total liabilities and equity		$413,036			$368,691
Net interest income			$3,765			$3,140
Net earning assets		$118,249			$96,739
Net interest rate spread(1)	3.64%			3.68%			3.38%
Net interest margin(2)				3.80%			3.47%
Average interest-earning assets to average interest-bearing liabilities		143.04%			136.96%

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

	Quarter Ended
	September 30,
	2022 vs. 2021
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$538	$(104)	$434
Securities available for sale	49	63	112
Interest-earning deposits	(20)	153	133
Other interest-earning assets	11	(14)	(3)
Total interest-earning assets	578	98	676
Interest-bearing liabilities:
Savings and money market accounts	—	102	102
Interest-bearing checking accounts	5	(1)	4
Certificate accounts	(4)	(50)	(54)
Total interest-bearing deposits	1	51	52
Borrowings	(1)		(1)
Total interest-bearing liabilities	—	51	51
Change in net interest income	$578	$47	$625

Comparison of Operating Results for the Nine Months Ended September 30, 2022 and 2021

General. Net income increased $60,000, or 3.1%, to $1,993,000 for the nine months ended September 30, 2022, compared to $1,933,000 for the nine months ended September 30, 2021. The increase in net income resulted primarily from a $1.3 million increase in net interest income that was reduced primarily by a decrease in gain on sale of mortgage loans of $814,000 and an increase in other expenses of $543,000.

Interest Income. Interest and dividend income increased $1,139,000, or 11.6%, to $11.0 million for the nine months ended September 30, 2022 from $9.8 million for the nine months ended September 30, 2021. This increase was primarily due to an increase in interest on our loan portfolio of $629,000, and interest income and dividends on taxable investment securities available for sale of $292,000 as well as interest on deposits with other banks and federal funds sold of $218,000. The average balance of loans, including loans held for sale, increased $26.5 million, or 9.95%, to $292.8 million for the nine months ended September 30, 2022, from $266.3 million for the nine months ended September 30, 2021, and the average yield on loans decreased 14 basis points to 4.59% for the nine months ended September 30, 2022, from 4.73% for the nine months ended September 30, 2021. The average balance of investment securities increased $22.6 million, or 95.29%, to $46.4 million for the nine months ended September 30, 2022, from $23.7 million for the nine months ended September 30, 2021, while the average yield on investment securities increased 11 basis points to 1.61% for the nine months ended September 30, 2022, from 1.50% for the nine months ended September 30, 2021. The average balance of other interest-earning deposits decreased $16.7 million, or 26.48%, to $46.3 million for nine months ended September 30, 2022, from $63.0 million for the nine months ended September 30, 2021, and the average yield on other interest-earning deposits increased 73 basis points to 1.03% for the nine months ended September 30, 2022, from 0.30% for the nine months ended September 30, 2021.

Interest Expense. Total interest expense decreased $209,000, or 14.9%, to $625,000 for the nine months ended September 30, 2022 from $834,000 for the nine months ended September 30, 2021. The decrease was primarily due to lower interest rates offered on all deposit products even though the federal funds target range increased 300 basis points to 3.25% on September 21, 2022 from 0.25% on January 1, 2022. The average balance of interest-bearing deposits decreased $2.3 million, or 0.85%, to $268.1 million for the nine months ended September 30, 2022, from $270.4 million for the nine months ended September 30, 2021 with an 8 basis point decline in the average cost of interest-bearing deposits to 0.31% for the nine months ended September 30, 2022, from 0.40% for the nine months ended September 30, 2021. The average balances of FHLB advances decreased $6.3 million, or 100%, to $0 for the nine months ended September 30, 2022. For the nine months ended September 30, 2021, the average cost of FHLB advances was 0.83%.

Net Interest Income. Net interest income increased $1.4 million, or 14.9%, to $10.4 million for the nine months ended September 30, 2022 from $9.0 million for the nine months ended September 30, 2021. Our average interest-earning assets increased $32.8 million, or 9.28%, period over period. This increase was due primarily to increases in our loan portfolio of $26.5 million and investment securities available for sale of $22.6 million offset by a decrease in interest-earning deposits with other banks of $16.7 million. Our interest rate spread increased to 3.49% for the nine months ended September 30, 2022 from 3.32% for the nine months ended September 30, 2021, and our net interest margin increased to 3.58% for the nine months ended September 30, 2022 from 3.41% for the nine months ended September 30, 2021. The increases in interest rate spread and net interest margin were primarily the result of the mix of our earning assets. As stated earlier average loans which is our highest yielding asset increased $26.5 million and our interest-bearing deposits, which are our lowest yield assets, decreased $16.7 million from December 31, 2021. The yield on our earning assets increased 8 bps; whereas, the yield on our interest-bearing liabilities decreased 9 bps as we paid off our FHLB advances in 2021.

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

We recorded $98,000 in provision for loan losses for the nine months ended September 30, 2022 compared to $123,000 for the nine months ended September 30, 2021. The allowance for loan losses was $4.3 million, or 1.37% of total loans at September 30, 2022, and $4.2 million, or 1.54% of total loans at December 31, 2021, and $4.1 million, or 1.56% of total loans, at September 30, 2021. Classified (substandard, doubtful and loss) loans decreased to $4.2 million at September 30, 2022 compared to $4.3 million at December 31, 2021 and $4.6 million at September 30, 2021. We had $524,000 of nonperforming loans at September 30, 2022, compared to $414,000 at December 31, 2021 and $690,000 at September 30, 2021. Net recoveries for the nine months ended September 30, 2022 and 2021 were $55,000 and $38,000, respectively. We had no loans in deferral at September 30, 2022 or December 31, 2021.

Other Income. Other income information is as follows.

	For the nine
	months ended
	September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Service charges on deposit accounts	$415	$421	$(6)	(1.4)%
Gain on sale of loans	825	1,639	(814)	(49.7)%
Other	307	237	70	29.5%
Total non-interest income	$1,547	$2,297	$(750)	(32.7)%

Other income decreased $750,000, or 32.7%, to $1,547,000 for the nine months ended September 30, 2022, from $2,297,000 for the nine months ended September 30, 2021. The decrease was primarily due to a $814,000 decrease in gain on sale of mortgage loans into the secondary market to $9825,000 for the nine months ended September 30, 2022, compared to $1,639,000 for the nine months ended September 30, 2021. This decrease is primarily due to the decrease in mortgage loan refinancings and home purchases as interest rates have increased since December 31, 2021.

Other Expense. Other expense information is as follows.

	For the nine
	months ended
	September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,695	$5,562	$133	2.4%
Occupancy and equipment	624	617	7	1.1%
Advertising	197	170	27	15.9%
Audit and examination	410	306	104	34.0%
Checking account related expenses	424	416	8	1.9%
Consulting and advisory fees	91	135	(44)	(32.6)%
Data system conversion costs	—	1	(1)	(100.0)%
Data processing fees	346	337	9	2.7%
Director fees	226	231	(5)	(2.2)%
Legal	247	37	210	567.6%
Other real estate loss/(gain) on sale and write-downs	59	4	55	1,375.0%
Other	893	853	40	4.7%
Total non-interest expense	$9,212	$8,669	$543	6.3%

Other expense increased $543,000, or 6.3%, to $9.2 million for the nine months ended September 30, 2022, from $8.7 million for the nine months ended September 30, 2021. The increase was due primarily to a $148,000 and $104,000 increase in legal and audit and examination expenses, respectively, which are attributable to expenses associated with the additional SEC filing and compliance requirements of being a public company. In addition, salaries and employee benefits increased $133,000 increased due to hiring additional staff.

Income Tax Expense. Income tax expense increased $18,000 to $602,000 for the nine months ended September 30, 2022, compared to $584,000 for the nine months ended September 30, 2021. The increase resulted from a $79,000 increase in income before income taxes. For the nine months ended September 30, 2022, income before taxes was $2,596,000 compared to $2,517,000 for the nine months ended September 30, 2021. Our effective tax rate was 23.2% both the nine months ended September 30, 2022 and 2021.

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

		For the nine months ended September 30,
	2022	2022			2021
	Yield/rate	Average	Interest	Average	Average	Interest	Average
	At 9-30	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	2022	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	4.46%	$292,803	$10,051	4.59%	$266,312	$9,422	4.73%
Securities available-for-sale	2.11%	46,355	558	1.61%	23,737	266	1.50%
Interest-earning deposits	3.15%	46,322	356	1.03%	63,006	140	0.30%
Other interest-earning assets	4.11%	926	20	2.89%	530	18	4.54%
Total interest-earning assets	4.12%	386,406	10,985	3.80%	353,585	9,846	3.72%
Non-interest-earning assets		18,839			20,616
Total assets		$405,245			$374,201
Interest-bearing liabilities:
Savings and money market accounts	0.58%	$135,444	311	0.31%	$138,760	206	0.20%
Interest-bearing checking accounts	0.09%	58,705	44	0.10%	51,076	35	0.09%
Certificate accounts	0.59%	73,938	271	0.49%	80,543	554	0.92%
Total interest-bearing deposits	0.26%	268,087	626	0.31%	270,379	795	0.39%
Borrowings	—%	-	-	-	6,299	39	0.83%
Total interest-bearing liabilities	0.48%	268,087	626	0.31%	276,678	834	0.40%
Non-interest-bearing liabilities		50,910			57,148
Total liabilities		318,997			333,826
Total equity		86,248			40,375
Total liabilities and equity		$405,245			$374,201
Net interest income			$10,359			$9,012
Net earning assets		$118,319			$76,907
Net interest rate spread(1)	3.64%			3.49%			3.32%
Net interest margin(2)				3.58%			3.41%
Average interest-earning assets to average interest-bearing liabilities		144.13%			127.80%

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

	Nine Months Ended September 30,
	2022 vs. 2021
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$937	$(308)	$629
Securities available for sale	253	39	292
Interest-earning deposits	(37)	253	216
Other interest-earning assets	13	(11)	2
Total interest-earning assets	1,166	(27)	1,139
Interest-bearing liabilities:
Savings and money market accounts	(5)	110	105
Interest-bearing checking accounts	5	4	9
Certificate accounts	(45)	(238)	(283)
Total interest-bearing deposits	(45)	(124)	(169)
Borrowings	(39)	—	(39)
Total interest-bearing liabilities	(84)	(124)	(208)
Change in net interest income	$1,250	$97	$1,347

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our liquidity is a measure of our ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. Our short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the nine months ended September 30, 2022 in our ability to fund our operations.

Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At September 30, 2022, we had $48.8 million in borrowing capacity with the Federal Home Loan Bank of Atlanta, and had no advances outstanding. In addition, we have $19.5 million in unsecured federal funds lines of credit through our correspondent banks and $5.8 million secured borrowing capacity through the Federal Reserve Bank of Atlanta. No amounts were outstanding on these lines of credit at September 30, 2022.

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

Capital Requirements

At September 30, 2022, the Bank’s Tier 1 capital as a percentage of the Bank’s total assets was 16.30%, and total qualifying capital as a percentage of risk-weighted assets was 23.86%. As of September 30, 2022, the Bank was classified as “well capitalized” for regularity capital purposes. Note 6 to the Financial Statements describes the regulatory capital requirements applicable to the Bank.

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

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of the Company's common stock made during the third quater of 2022 by or on behalf of the Company or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number os Shares purchased	Average Price Paid Per Share	Total Number of Shares Purchasd as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1 - 31, 2022	-	N/A	-	N/A
August 1 - 31, 2022	31,452	$14.20	31,452	218,548
September 1 -30, 2022	20,069	$14.31	20,069	198,479
Total	51,521	$14.25	51,521	198,479

(1) On August 3, 2022, the Company announced a program to repurchase up to 250,000 shraes of the Company's common stock through June 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021 (unaudited), (vi) Consolidated Statements of Change in Equity for the three and nine months ended September 30, 2022 and 2021 (unaudited), (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited), and (vi) the Notes to Financial Statements (unaudited) with detail tagging.

104	The cover page from TC Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC BANCSHARES, INC. (Registrant)

Date: Novmber 10, 2022	/s/ Gregory H. Eiford
Gregory H. Eiford
Chief Executive Officer

Date: November 10, 2022	/s/ Linda Palmer
Linda Palmer
Chief Financial Officer