Form 10-Q/A
period 2022-09-30
TC Bancshares, Inc.
filed 2022-11-14
CIK 1850398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of November 9, 2022, 4,898,350 shares of the Registrant’s common stock, par value $0.01 per share, were issued and 4,846,829 shares were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q of TC Bancshares, Inc. (the "Company", "our" or "we") for the quarter ended September 30, 2022, originally filed with the Securities and Exchange Commission on November 10, 2022 (the "Original Filing"), solely to correct a clerical error in the number of outstanding shares of the Company's common stock set forth on the cover page of the Original Report and the number of shares of the Company's common stock as of December 31, 2021 set forth on the balance sheet in Item 1. The correct number of shares of the Company's Common Stock outstanding as of November 9, 2022, is 4,846,829, and the correct number of shares of the Company's Common Stock outstanding as of December 31, 2021 is 4,898,350.

Except as described above, no other changes have been made to the Original Filing. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 files as exhibits to the Original Filing have been re-executed and re-filed as of the date of this amended report and are included as exhibits to this Amendment.

TC BANCSHARES, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

September 30, 2022 and December 31, 2021

UNAUDITED

ASSETS
	September 30, 2022	December 31, 2021
Cash and due from banks	$18,731,747	$31,890,831
Federal funds sold	5,000,000	10,000,000
Cash and cash equivalents	23,731,747	41,890,831
Certificates of deposit with other banks	2,237,000	3,451,000
Investment securities available-for-sale	44,232,829	45,631,636
Other investments	925,700	190,700
Mortgage loans held for sale	1,795,761	2,844,707
Loans, net	311,514,026	266,304,448
Premises and equipment, net	3,133,045	3,224,889
Other real estate owned	948,400	1,115,100
Bank owned life insurance	11,372,284	11,166,573
Accrued interest receivable and other assets	6,332,264	5,122,263
Total Assets	$406,223,056	$380,942,147

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand	$46,628,542	$35,939,917
Interest-bearing demand	160,580,185	146,831,902
Savings	34,333,084	34,014,635
Certificates of deposit	74,328,045	72,530,254
Total deposits	315,869,856	289,316,708
Accrued interest payable and other liabilities	5,706,189	4,812,858
Total liabilities	321,576,045	294,129,566
Commitments
Shareholders' Equity:
Common stock, $.01 par value, 20,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 4,898,350 shares issued and 4,846,829 shares outstanding as of September 30, 2022 and 4,898,350 shares outstanding as of December 31, 2021	48,984	48,984
Additional paid in capital	47,481,077	47,481,077
Retained earnings	46,362,157	44,613,668
Accumulated other comprehensive loss	(4,788,385)	(1,608,401)
Treasury stock: 51,521 shares and -0- shares at September 30, 2022 and December 31, 2021, respectively	(734,075)	—
Unearned ESOP shares 372,275 shares unallocated at September 30, 2022 and December 31, 2021	(3,722,747)	(3,722,747)
Total shareholders' equity	84,647,011	86,812,581
Total Liabilities and Shareholders' Equity	$406,223,056	$380,942,147

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

At September 30, 2022 and December 31, 2021, unrealized losses in the investment portfolio related to debt securities. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades or because the repayment sources of principal and interest are backed by government entities. At September 30, 2022, all five US treasuries, all 14 mortgage backed securities, all 13 collateralized mortgage obligations, all nine municipal bonds and all seven corporate obligations contained unrealized losses. At December 31, 2021, all US treasuries, four of 14 mortgage backed securities, 7 out of 13 collateralized mortgage obligations, eitght of nine municipal bonds and all six corporate obligations contained unrealized losses. The Bank does not intend to sell the investments, and it is not likely that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of the Company's common stock made during the third quarter of 2022 by or on behalf of the Company or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1 - 31, 2022	-	N/A	-	N/A
August 1 - 31, 2022	31,452	$14.20	31,452	218,548
September 1 -30, 2022	20,069	$14.31	20,069	198,479
Total	51,521	$14.25	51,521	198,479

(1) On August 3, 2022, the Company announced a program to repurchase up to 250,000 shares of the Company's common stock through June 30, 2023.

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

TC BANCSHARES, INC. (Registrant)

Date: November 14, 2022	/s/ Gregory H. Eiford
Gregory H. Eiford
Chief Executive Officer

Date: November 14, 2022	/s/ Linda Palmer
Linda Palmer
Chief Financial Officer