Form 10-K
period 2022-12-31
TC Bancshares, Inc.
filed 2023-03-23
CIK 1850398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, (the last business day of the registrant's most recently completed second fiscal quarter) the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $60 million based on the closing sale price of $13.60 per share as reported on the NASDAQ Market on June 30, 2022.

The number of shares of Registrant’s common stock outstanding as of March 22, 2023 was 4,974,200.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement (the "Proxy Statement") for its 2023 annual meeting of shareholders are incorporated by reference herein into Part III, Items 10 through 14 of this Annual Report.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
our ability to maintain liquidity, primarily through deposits, in light of recent events in the banking industry;
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

PART I

Item 1. Business.

TC Bancshares, Inc.

TC Bancshares, Inc. (the "Company") is a holding company incorporated under the laws of the State of Georgia on March 5, 2021, to serve as the holding company for TC Federal Bank (the "Bank"). The Bank is a federally chartered savings bank headquartered in Thomasville, Georgia that opened in 1937.

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

TC Federal Bank

The Bank was organized in 1934 as Thomas County Federal Savings & Loan Association and chartered in 1937 by the Federal Home Loan Bank Board as a mutual savings and loan association owned 100% by its depositors. Effective January 1, 2018, the Bank amended its corporate name to TC Federal Bank. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations in one-to-four family residential real estate loans, commercial real estate and multi-family loans, acquisition, development and land loans, commercial and industrial loans, home equity loans and lines of credit and consumer loans. In recent years, we have increased our focus, consistent with what we believe to be conservative underwriting standards, originating higher yielding commercial real estate and commercial and industrial loans.

We conduct our business from our main office in Thomasville, Georgia, a branch office and a residential mortgage center in Tallahassee, Florida and commercial loan production offices ("LPOs") in Savannah, Georgia, and Jacksonville, Florida. We provide a variety of services to individual and commercial customers in its market areas.

Our results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings, and non-interest income largely from our customer service fees and sale of residential mortgages into the secondary market. Our results of operations are also affected by our level of operating expenses, the provision for loan losses, the impact of federal and state income taxes, the relative levels of interest rates and local and national economic activity. At December 31, 2022, we had total consolidated assets of $429.6 million, loans, net of the allowance for loan losses and deferred fees, of $334.1 million, deposits of $328.8 million and stockholders' equity of $85.3 million.

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

Market Area

Our headquarters are located in Thomasville, Georgia, which is approximately 35 miles north of Tallahassee and 225 miles southwest of Atlanta, and 225 miles southwest of Savannah, Georgia. We primarily serve retail and small business customers located in and around Thomasville, Georgia as well as Tallahassee and Jacksonville, Florida and Savannah, Georgia, through our branch network, and commercial LPOs located in Jacksonville, Florida and Savannah, Georgia, and a residential mortgage center in Tallahassee, Florida. We consider our primary markets to be demographically and socioeconomically attractive.

Thomasville was founded in 1825, and serves as the county seat of Thomas County, Georgia. In 2022, the most recent estimate available, Thomas County had an estimated total population of 49,421. The largest employers in Thomas County are the Archbold Medical Center, the Thomas County School System and the Thomasville City School System. Thomasville is home to Flowers Foods (NYSE: FLO), the second largest baking company in the nation, and Archbold Medical Center, a four hospital, three nursing home health system with state-of-the-art facilities. Thomasville's economy focuses on healthcare and educational services, but also has significant manufacturing, retail and tourism industries.

Tallahassee is the capital city of Florida and is the county seat of Leon County, Florida. In 2022, the most recent estimate available, Leon County had an estimated total population of 297,211. The largest employers in Leon County are the State of Florida, Florida State University and Tallahassee Memorial Healthcare, Inc. Government and educational services are the central focus of Tallahassee's economy although professional, scientific and technical services, drawing on the highly educated population, play an important role as well.

Savannah is the oldest city in the state of Georgia and is the county seat of Chatham County, Georgia. In 2022, the most recent estimate available, Chatham County had an estimated total population of 304,339. The largest employers in Chatham County are Gulfstream Aerospace Corporation, Memorial Health University Medical Center and Savannah-Chatham County Board Education. Savannah's diverse economy consists of tourist attractions and retail shops, a major seaport, an army airbase, and health and educational services. The port of Savannah is home to the largest single-terminal container facility of its kind in North America.

Jacksonville, Florida is the largest city by area in the contiguous United States. Its location on the St. Johns River and the Atlantic Ocean have provided tremendous growth opportunities for the city. Jacksonville has a sizable deepwater port, which helps make it a leading port in the U.S. for automobile imports, as well as the leading transportation and distribution hub in the state. The strength of the city's economy lies in its broad diversification. The area's economy is balanced among distribution, financial services, biomedical technology, consumer goods, information services, manufacturing, insurance, and other industries. In addition, Jacksonville is home to the headquarters of four Fortune 500 companies: CSX Corporation, Fidelity National Financial, Fidelity National Information Services and Southeastern Grocers.

Competition

We face competition within our market areas both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2022 (the most recent date for which data is available), our market share of deposits represented approximately 12.4% of Federal Deposit Insurance Corporation-insured deposits in Thomas County, ranking us third in market share of deposits out of six institutions operating in the county. Our deposit market share in Leon County is 1.3%, ranking us 13th in market share of deposits out of 17 institutions operating in the county and reflecting Leon County's much more competitive environment.

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

Personnel

At December 31, 2022, we had 59 full-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

Lending Activities

General. Since the early 2000’s, we have sought a diversified loan portfolio. We grant loans and extensions of credit to individuals and a variety of small businesses in our market areas. Our loan portfolio generally consists of one-to-four family residential real estate loans, commercial and multi-family real estate loans, construction and land development loans, commercial and industrial loans and consumer loans.

Loan Portfolio Composition. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	At December 31,
	2022	Percent	2021	Percent	2020	Percent
	(Dollars in thousand)
Real estate loans:
Residential	$136,382	40.2%	$98,433	36.3%	$105,837	39.6%
Home equity	12,411	3.7	11,511	4.2	8,892	3.3
Multi-family	24,614	7.2	19,937	7.3	15,141	5.7
Commercial	111,394	32.8	89,830	33.1	72,718	27.2
Construction and land development	27,921	8.2	34,402	12.7	29,983	11.2
Total real estate loans	312,722	92.1	254,113	93.6	232,571	87.0
Consumer loans	1,210	0.3	1,374	0.5	5,372	2.0
Commercial and industrial loans	25,666	7.6	15,900	5.9	29,600	11.0
Total loans	339,598	100.0%	271,387	100.0%	267,543	100.0%
Less: Allowance for loan losses	4,362		4,184		4,086
Less: Deferred loan fees	1,097		899		1,101
Loans, net	$334,139		$266,304		$262,356

Contractual Maturities. The following table sets forth certain information at December 31, 2022 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due one year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and the allowance for loan losses.

			Construction	Commercial
		Commercial	and Land	and
December 31, 2022	Residential	Real Estate	Development	Industrial
	(Dollars in thousands)
Amounts Due in:
One year or less	$3,213	$3,434	$9,861	$1,742
More than one to five years	17,133	47,286	7,119	11,361
More than five to fifteen years	20,812	54,037	3,138	12,563
More than fifteen years	95,224	6,637	7,803
Total	$136,382	$111,394	$27,921	$25,666

December 31, 2022	Home Equity	Multi-family	Consumer	Total
Amounts Due in:
One year or less	$240	$971	$114	$19,575
More than one to five years	-	14,685	1,030	98,614
More than five to fifteen years	12,171	4,502	66	107,289
More than fifteen years	-	4,456	—	114,120
Total	$12,411	$24,614	$1,210	$339,598

The total amount of loans due after December 31, 2023 which have pre-determined or fixed interest rates is $153.1 million, while the total amount of loans due after this date which have floating or adjustable interest rates is $166.9 million. The following table shows the dollar amount of all loans as of December 31, 2022 contractually due after December 31, 2023, as shown in the table above, which have fixed interest rates or which have floating or adjustable interest rates.

	Due after December 31, 2023
		Floating or
	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Residential	$107,485	$25,684	$133,169
Home equity	—	12,171	12,171
Multi-family residential	3,323	20,320	23,643
Commercial real estate	24,261	83,699	107,960
Construction and land development	13,355	4,705	18,060
Consumer	269	826	1,095
Commercial and industrial	4,416	19,508	23,924

Total	$153,109	$166,913	$320,022

One-to-Four Family Residential Real Estate Lending. At December 31, 2022, we had $136.4 million of loans secured by one- to-four family real estate, representing 40.2% of our total loan portfolio. Of the $136.4 million, $71.2 million are loans secured by non-owner occupied properties, with the remaining $65.2 million of loans secured by owner occupied properties. Generally, non-owner occupied loans are booked into our loan portfolio on balloon terms with amortizations up to 20 years. In recent years, we have also originated single family owner-occupied loans for sale in the secondary market, and we intend to continue this activity to generate fee income.

Our one-to-four family owner occupied residential real estate loans are generally underwritten to internal guidelines and/or that of our investors. We generally follow documentation practices of Fannie Mae guidelines. The significant majority of our one-to-four family residential real estate loans are secured by properties located in our primary market area.

Our one-to-four family non-owner occupied residential real estate loans are underwritten per internal guidelines. We consider a number of factors in originating non-owner occupied residential real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower and its related entities, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property, the debt service coverage ratio (the ratio of net operating income to debt service), and underlying leases. Personal guarantees are generally obtained from the principals of the asset owning entities.

We generally limit the loan-to-value ratios of our one-to-four family residential mortgage loans to 89.9% of the purchase price or appraised value, whichever is lower. In addition, we occasionally make one-to-four family residential mortgage loans with loan-to-value ratios in excess of 89.9% of the purchase price or appraised value, whichever is less, if the borrower obtains private mortgage insurance.

Our one-to-four family owner occupied residential real estate loans typically have terms of up to 30 years. Our adjustable-rate loans typically have five, seven or ten year fixed interest periods and then adjust annually with amortization terms of up to 30 years.

Our one-to-four family non-owner occupied residential real estate loans typically have fixed rates and have balloon terms of five to seven years. We offer one home equity line of credit with an interest only option and a ten-year term. These loans are limited primarily to borrowers’ personal primary residences and to those borrowers who reside within our primary market area with acceptable credit ratings. These loans can be secured either by a first or second lien position. At December 31, 2022, our home equity loans totaled $12.4 million, or 3.7% of gross loans.

We did have five “interest only” mortgage loans on permanent one-to-four family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan) totaling $851,000 at December 31, 2022, All five loans mature in 2023.

We do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer

“subprime loans” on one-to-four family residential real estate loans (i.e., generally loans to borrowers with credit scores less than 620).

Commercial and Multi-Family Real Estate Loans. Our commercial real estate loans are secured by office buildings, farms, retail and mixed-use properties, churches, warehouses and restaurants, substantially all located in our market areas. Our multi-family real estate loans are secured by apartments, mobile home parks or other multi-family properties, substantially all located in our market areas. At December 31, 2022, we had $111.4 million in commercial real estate loans, representing 32.8% of our total loan portfolio. In addition, we had $24.6 million of multi-family residential real estate loans. At December 31, 2022, our commercial real estate loans had an average principal balance of $651,000 and our multi-family loans had an average principal balance of $879,000.

Most of our commercial real estate loans are balloon loans with a five to seven year initial term and a 20-year amortization period, although we do originate loans that fully amortize over 20 years with certain financial covenants in the loan agreements that would trigger an event of default. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. All of our commercial real estate loans are subject to our underwriting procedures and guidelines. At December 31, 2022, our two largest commercial real estate loans had $4.4 million and $3.3 million exposure, respectively. The first loan originated in December 2020 in the amount of $4.6 million and is secured by various multi-family units. The second loan originated in January 2022 and had an original balance of $4.4 million; however, $750,000 was participated with another financial institution. This loan is secured by various multi-family units.

We have a policy to manage concentration risk whereas we limit our total exposure to a single piece of collateral property to $4.0 million for a single piece of collateral and exposure to a related entity aggregate debt of $6.5 million. There were no loans at December 31, 2022 that exceeded these limits.

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

Construction and Land Development Loans. We make construction loans, primarily to individuals for the construction of their primary or secondary residences or commercial structures, as well as loans to contractors and builders of single-family homes. We also make a limited amount of land development loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. Land development loans also include loans secured by land purchased for investment purposes. At December 31, 2022, our construction and land development loans totaled $27.9 million, representing 8.2% of our total loan portfolio, and included $2.3 million of land development loans. At December 31, 2022, $12.6 million of our single-family construction loans were to individuals and $13.0 million were other construction loans to contractors and builders. At that date, we also had $20.1 million in unfunded commitments on construction and land development loans of which $10.5 million were for single family construction loans, $7.1 million were other construction loans and $2.5 million were land development loans.

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

At December 31, 2022, our largest construction and land development loan exposure to any one borrower was $6.0 million. As of December 31, 2022, the outstanding balance was $17,000. This loan originated in December 2022 and is secured by an apartment complex being built in Thomasville, Georgia.

Commercial and Industrial Loans. We make commercial and industrial loans, primarily in our market area, to a variety of professionals, sole proprietorships and small businesses. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2022, commercial and industrial loans were $25.7 million, or 7.6% of our gross loans held for investment. As part of our relationship driven focus, we encourage our commercial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and margin. Our commercial and industrial loan portfolio was inflated due to our participation in the PPP loan program. In 2021 and 2020, we originated 448 PPP loans totaling $33.8 million before the PPP program expired on May 31, 2021. We began receiving SBA forgiveness payments towards the end of 2020, and our PPP loan portfolio had been reduced to 24 loans totaling $1.4 million at December 31, 2021, and there were no PPP loans outstanding at December 31, 2022.

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

Our largest commercial and industrial loan at December 31, 2022 totaled $6.5 million, was originated in December 2022 for $6.5 million. It is secured primarily with equipment of the company.

Consumer Loans. We offer a limited range of consumer loans, principally to customers residing in our primary market areas with other relationships with us and with acceptable credit ratings. Our consumer loans generally consist of loans secured by deposit accounts, loans on new and used automobiles and unsecured personal loans. At December 31, 2022, consumer and other loans were $1.2 million, or 0.3% of gross loans held for investment.

Loan Underwriting Risks

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential real estate loans. The primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have an aggregate debt service ratio, including the guarantor’s cash flow and the borrower’s other projects, of at least 1.20x. An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

Originations, Purchases and Sales of Loans

Our lending activities are conducted by our loan personnel operating at our main and branch office locations, our LPOs and residential mortgage center. All loans originated by us are underwritten pursuant to our policies and procedures. We primarily originate hybrid ARM loans and fixed-rate balloon loans and, to a lesser extent, fully amortized fixed-rate loans. Our ability to originate hybrid ARM loans and fixed-rate balloon loans or fully amortized fixed-rate loans is dependent upon relative customer demand for such loans, which is affected by current and expected future levels of market interest rates. We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys.

We will continue to evaluate purchasing or selling participation interests in loans. We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures. At December 31, 2022, we had $6.2 million of committed funds for loan participation interests that we purchased, all of which had been funded. At December 31, 2022, we had $20.5 million related to loans for which we had sold participations, with $7.0 million still to be funded at December 31, 2022; of which $2.8 million will be sold to our participating banks.

The following table shows total loans (excluding loans held for sale) originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Loan originations:(1)
Residential	$55,152	$23,738	$21,320
Home equity	2,631	3,822	2,496
Multi-family residential	-	4,189	2,177
Commercial real estate	17,183	26,956	17,539
Construction and land development	13,435	14,576	12,796
Commercial and industrial	16,047	8,914	29,845
Consumer	495	701	7,067
Total loan originations	104,943	82,896	932,400
Loans purchased (2)	981	—	1,500
Total loans originated and acquired	105,924	82,896	94,740
Loans sold (3)	5,058	2,050	5,425
Loans transferred to real estate owned	—	1,380	—
Loan principal repayments	32,656	75,622	70,432
Total loans sold and principal repayments	37,714	79,052	68,657
Net increase in loan portfolio	$68,210	$3,844	$18,883

(1)
Includes loan participations originated by the Bank and sold to other lenders.
(2)
Participation interests in loans bought by the Bank.
(3)
Participation interests in loans sold by the Bank.

In addition to originating loans for our own portfolio, we currently originate loans for sale to generate fee income. We sell residential loans through third-party loan servicers. At December 31, 2022, we held $2.1 million of loans for sale, and we sold $48.1 million of loans during the year ended December 31, 2022, all on a servicing-released basis, generating $1.0 million in gain on sale of loans income.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2022, based on the 15% limitation, the Bank’s loans-to-one-borrower limit was approximately $10.7 million. No relationship exceeded that amount at December 31, 2022.

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

All loan approval amounts are based on the aggregate loans, including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. With respect to residential mortgage loans, our Mortgage Manager has individual authorization to approve residential mortgage loans up to the conforming mortgage limit, currently $726,200. For all loans, each of our President/Chief Executive Officer and Chief Credit Officer have individual authorization to approve secured loans up to $750,000. These individuals can combine their authority to approve loans up to $1.5 million as long as the total relationship exposure does not exceed $3.0 million. Combined, our President/Chief Executive Officer, Chief Financial Officer, Chief Credit Officer and Senior Lending Officer can approve loans up to the legal lending limit of the Bank. The Bank's Board of Directors reviews credit decisions on a monthly basis.

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

Delinquent Loans. The following table shows our delinquent loans and leases by the type of loan or lease and number of days delinquent as of the dates indicated.

	At December 31,
	2022			2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due
	(Dollars in thousands)
Real estate loans:
Residential	$221	$—	$32	$1,331	$75	$—
Home equity	25	57	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial	—	—	57	—	—	—
Construction and land development	—	—	—	—	10	60
Total real estate loans	246	57	89	1,331	85	60
Consumer loans	—	—	—	—	—	—
Commercial and industrial loans	6	—	—	—	—	—
	$252	$57	$89	$1,331	$85	$60

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

The following table shows the amounts of non-performing assets at the dates indicated.

	December 31,
	2022	2021	2020
	(Dollars in thousands)
Non-accruing loans:
Residential	$454	$354	$624
Home equity	—	—	—
Multi-family	—	—	—
Commercial	57	—	1,339
Construction and land development	43	60	—
Commercial and industrial	—	—	—
Consumer	—	—	—
Total non-accruing loans	$554	$414	$1,963
Accruing loans 90 days or more past due:
Residential	—	—	16
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction	—	—	—
Commercial and industrial	—	—	—
Consumer	—	—	—
Total accruing loans 90 days or more past due	—	—	16
Total non-performing loans (1)	554	414	1,979
Real estate owned, net (2)	684	1,115	81
Total non-performing assets	$1,238	$1,529	$2,060
Total accruing troubled debt restructurings	310	431	319
Total non-performing loans as a percentage of loans, gross	0.16%	0.15%	0.74%
Total non-performing loans as a percentage of total assets	0.13%	0.11%	0.57%
Total non-performing assets as a percentage of total assets	0.29%	0.40%	0.59%

(1)
Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)
Real estate owned balances are shown net of related loss allowances.

For the year ended December 31, 2022, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $68,000. The amount that was included in interest income on such loans during the period was $48,000.

Non-accrual Loans. Our largest loan in non-accrual status at year-end 2022 is a residential mortgage with a book value of $374,000 which was originated in September 2018 for $405,000 as a one-to-four family loan. The borrower went into non-accrual in June 2022 when the loan was more than 90 days past due. There has been no charge-off on the loan, but the borrower was current on his payments at December 31, 2022; however, he had not made six consecutive timely payments. In order to be returned to accruing status, a borrower must make six consecutive principal and interest payments on time.

Foreclosed Assets (Other Real Estate Owned). Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value, less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. We order a new appraisal before commencing foreclosure to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense, in either case during the applicable period of such determination. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value, less estimated costs to sell. At December 31, 2022, we had other real estate owned of $684,000.

We have two other real estate properties owned. The largest property is a professional medical/surgical center facility with a book value of $631,000. This property originated as a loan in August 2016 for $2.7 million as an SBA 7(a) loan with a 75% guaranty. The borrower went into default in September 2019, abandoning the building and the medical office equipment. The Bank took possession of the property through a deed in lieu in July 2021. The property was under contract at December 31, 2022, for $701,000 which subsequently closed on January 31, 2023. The property had been written down to its contract price less 10% selling costs which resulted in an additional write-down of $431,000 for 2022, of which our portion was $108,000 and the SBA's portion was $323,000.

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

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At December 31,
	2022	2021	2020
	(Dollars in thousands)
Special mention	$7,804	$12,761	$9,042
Substandard	4,211	4,338	6,836
Doubtful	—	—	—
Loss	—	—	—
Total classified and criticized assets	$12,015	$17,099	$15,878

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

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	At or for the years ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Balance at beginning of period:	$4,184	$4,086	$3,065
Charge-offs:
Real estate loans:
Residential	$(3)	$(11)	$(3)
Home equity	—	—	(1)
Multi-family
Commercial	—	—	(63)
Construction and land development	—	—	(1)
Total real estate loans	(3)	(11)	(68)
Consumer loans	(65)	(48)	—
Commercial and industrial	-	(78)	—
Total Charge-offs	$(68)	$(137)	$(68)
Recoveries:
Real estate loans:
Residential	$53	$34	$123
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	20	—
Construction and development	11	24	32
Total real estate loans	64	78	155
Consumer loans	7	6	8
Commercial and industrial	64	28	146
Total recoveries	$135	$112	$309
Net (charge-offs) recoveries	$67	$(25)	$241
Provision for loan losses	111	123	780
Balance at end of period	$4,362	$4,184	$4,086
Net (charge-offs) recoveries during the period to average loans outstanding during the period	0.01%	(0.01%)	0.09%
Allowance as a percentage of non- performing loans	787.4%	1010.6%	206.5%
Allowance as a percentage of total loans, net (end of period)	1.28%	1.54%	1.53%

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

The following table summarizes the distribution of the allowance for loan losses by category at the dates indicated.

	At December 31,
	2022		2020		2019
	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for Loan Losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans
	(Dollars in thousands)
Real estate loans:
Residential	$1,961	40.2%	$1,469	36.3%	$1,445	39.6%
Home equity	187	3.7%	174	4.2%	134	3.3%
Multi-family	226	7.2%	288	7.3%	311	5.7%
Commercial	1,632	32.8%	1,758	33.1%	1,531	27.2%
Construction and land development	264	8.2%	351	12.7%	387	11.2%
Total real estate loans	4,270	92.1%	4,040	93.6%	3,808	86.9%
Consumer loans	1	0.3%	2	0.5%	1	2.0%
Commercial and industrial loans	81	7.6%	110	5.9%	102	11.1%
Unallocated	10	0.0%	32	0.0%	175	0.0%
Total loans	$4,362	100%	$4,184	100%	$4,086	100%

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

The table below sets forth information regarding the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2022, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	At December 31,
	2022		2021		2020
	Book	Fair	Book	Fair	Book	Fair
	Value	Value	Value	Value	Value	Value
	(Dollars in thousands)
Securities available for sale:
U.S. treasuries	$10,115	$9,325	$5,129	$5,104	$—	$—
Municipal bonds	8,763	7,029	8,767	8,597	—	—
Mortgage-backed securities	9,618	8,732	10,295	10,369	5,944	6,281
Collateral mortgage obligations	15,713	14,844	18,804	18,730	8,966	9,135
Corporate obligations	3,625	3,167	2,875	2,832	500	501
Total investment securities	$47,834	$43,097	$45,870	$45,632	$15,410	$15,917

Portfolio Maturities and Yields. The composition and maturities of our investment portfolio at December 31, 2022 are indicated in the following table. Maturities are based on the final contractual payment date and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. As of December 31, 2022, no securities were held to maturity. There were no securities due in one year or less at December 31, 2022.

	Over One to Five Years		Over Five to Ten Years		Over Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Securities available for sale:
U.S. treasuries	$5,006	2.14%	$5,109	1.28%	$—	—%	$10,115	1.71%
Government Sponsored Mortgage Backed Securities	5,136	3.79	4,072	2.24	410	3.5	9,618	3.12
Government Sponsored Collateral Mortgage Obligations	12,604	3.97	3,109	2.78	—	—	15,713	3.73
Municipal bonds	—	—	8,763	1.72	—	—	8,763	1.72
Corporate obligations	—	—	3,625	3.81	—	—	3,625	3.70
Total securities available for sale	$22,746	3.51%	$24,678	2.16%	$410	2.16%	$47,834	1.52%

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

	2022			2021			2020
	Average	Percent	Average	Average	Percent	Average	Average	Percent	Average
	Amount	of Total	Rate	Amount	of Total	Rate	Amount	of Total	Rate
	(Dollars in thousands)
Deposits:
Non-interest-bearing checking	$45,879	12.6%	—%	$38,472	12.6%	—%	$52,552	18.7%	—
Interest-bearing checking	57,879	17.1	0.09	52,224	17.1	0.09	14,636	5.2	0.07
Savings	33,941	11.5	0.14	35,059	11.5	0.04	32,999	11.7	0.39
Money market	103,042	33.0	0.71	100,607	33.0	0.25	82,778	29.5	0.72
Certificates of deposit	74,639	25.8	0.84	78,843	25.8	0.84	98,065	34.9	1.53
Total deposits	$315,380	100.0%	0.41%	$305,205	100.0%	0.37%	$281,030	100.0%	0.88

The following table sets forth our total deposit activities for the periods indicated.

	Years Ended December 31,
	2022	2021	2020
	(Dollars In thousands)
Beginning balance	$289,317	$294,100	$273,604
Net deposits	38,221	(5,495)	18,443
Interest credited	1,302	712	2,053
Ending balance	$328,840	$289,317	$294,100
Net increase	$39,523	$(4,783)	$20,496
Percent increase	13.7%	(1.6)%	7.5%

The following table sets forth the rate and maturity information of our time deposit certificates at December 31, 2022.

	2022
	Amount Due
	One Year or Less	More Than One Year to Two Years	More Than Two Year to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
Certificates of Deposit:
0.00 - 1.00%	$43,343	$3,959	$1,589	$687	$49,578	55.4%
1.01 - 2.00%	4,206	1,706	38	295	6,245	7.0%
2.01 - 3.00%	2,855	340	-	-	3,195	3.6%
3.01 - 4.00%	11,063	4,189	15		15,267	17.1%
4.01 - 5.00%	11,220	-			11,220	12.5%
5.01 - 6.00%	4,000	-			4,000	4.5%
Total certificates of deposit	$76,687	$10,194	$1,642	$982	$89,505	100.00%

The following table indicates the amount of our certificates of deposit which are greater than the FDIC insurance limit of $250,000 as of December 31, 2022 by time remaining until maturity.

(Dollars In thousands)
Maturity Period:
Three months or less	$1,867
Over three through six months	1,579
Over six through twelve months	6,216
Over twelve months	1,860
Total	$11,522

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

As of December 31, 2022, we had $45.4 million in credit available with FHLB. In addition, we have four unsecured federal funds lines of credit, in the aggregate amount of $28.5 million, and approximately $5.8 million available from the Federal Reserve Discount Window. We had $11.0 million at an interest rate of 4.57%, outstanding under the daily rate credit program with FHLB at December 31, 2022.

The following table sets forth information regarding our borrowing at the end of and during the periods indicated. The table includes both long- and short-term borrowings.

	Years Ended December 31,
	2022	2021	2020
	(Dollars In thousands)
FHLB Advances
Average balance outstanding	$11,000	$4,736	$9,313
Maximum Amount outstanding at any month-end during the period	$11,000	$10,345	$12,769
Balance outstanding at end of period	$11,000	$—	$9,515
Average interest rate during the period	0.70%	0.85%	1.00%
Weighted average interest rate at end of period	4.57%	—	0.86%

SUPERVISION AND REGULATION

General

As a bank holding company, TC Bancshares, Inc. is subject to examination and supervision by, and is required to file certain reports with, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The Company is also subject to the rules and regulations of the SEC under the federal securities laws. The Federal Reserve Board has not introduced any corresponding regulations for treatment of holding companies of covered savings associations, so ambiguity remains regarding the ongoing treatment and regulation of such holding companies.

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

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded. Further, the legislation required that originators of securitized loans retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

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

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The regulations also establish a minimum required leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. The Bank exercised the AOCI opt-out.

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

We have analyzed the effects of these new capital requirements, and at December 31, 2022, the Bank’s capital exceeded and we believe that the Bank meets all of these new requirements, including the full 2.5% capital conservation buffer.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2022, the Bank was in compliance with the loans-to-one borrower limitations.

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

At December 31, 2022, the Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%

Qualified Thrift Lender Test. As a covered savings association, the Bank is not required to satisfy the qualified thrift lender, or “QTL,” test with which other federal savings banks would otherwise be required to comply. If the QTL test were to apply to the Bank, the bank would be required maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12-month period under the QTL test. “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business. Alternatively, the Bank would be able to satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

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

•
the federal savings bank would be undercapitalized following the distribution;
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

The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

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

Enforcement. The OCC has primary enforcement responsibility over federal savings banks and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution to the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings bank. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

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

Consumers must be notified in the event of a data breach under applicable state laws. Under federal regulations, banking organizations are required to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the federal regulations. Banks’ service providers are required under the federal regulations to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2022, the Bank was in compliance with this requirement. While the Bank’s ability to borrow from the Federal Home Loan Bank of Atlanta provides an additional source of liquidity, the Bank has historically not used Federal Home Loan Bank advances to fund its operations.

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

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, the Company will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under SEC regulations. The Company will remain a “smaller reporting company” so long as it has a less than $250 million in shares tradable by the public (excluding equity held by affiliates and insiders, referred to as a “public float”) or the Company has less than $100 million in annual revenues and less than $700 million in public float. Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The Company has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our financial position, results of operations and cash flows. The risks described below should carefully be considered together with the other information contained in this report.

Risks Related to Lending Activities.

We originate commercial and multi-family real estate, commercial and industrial, and construction and land development loans, which involve credit risks that could adversely affect our financial condition and results of operations.

At December 31, 2022, commercial real estate loans totaled $111.4 million, or 32.8% of our loan portfolio, commercial and industrial loans totaled $25.7 million, or 7.6% of our loan portfolio, construction and land development loans totaled $27.9 million, or 8.2% of our loan portfolio and multi-family loans totaled $24.6 million, or 7.2% of our loan portfolio. Given their larger balances and the complexity of the underlying collateral, commercial and multi-family real estate, construction and land development loans, and commercial and industrial loans generally have more risk than the one-to-four family residential real estate loans we originate. Because the repayment of commercial real estate and commercial and industrial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Because construction and development loans rely on the demand for lots and housing, the ability of developers to repay loans can be impacted by the economy’s impact on consumers. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. Further, unlike residential mortgage loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may depreciate over time, may be more difficult to appraise and may be more susceptible to fluctuation in value at default. A downturn in the economy may also impact landlords’ ability to retain and find new tenants in non-owner-occupied real estate properties. In addition, the physical condition of non-owner-occupied properties may be below that of owner-occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. As our commercial and multi-family real estate and commercial and industrial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2022, $136.4 million, or 40.2%, of our total loan portfolio, was secured by one-to-four family real estate. One- to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the Pennsylvania housing market could reduce the value of the real estate collateral securing these types of loans. As a result, we have increased risk that we could incur losses if borrowers default on their loans because we may be unable to recover all or part of the defaulted loans by selling the real estate collateral. In addition, if borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. For these reasons, we may experience higher rates of delinquencies, defaults and losses on our residential mortgage loans. We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

We have a significant volume of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At December 31, 2022, approximately $312.7 million, or 92.1%, of our total loan portfolio, was secured by real estate, most of which is located in our primary lending market areas. Future declines in the real estate values in our primary lending markets and surrounding markets as a result of the economic downturn could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for loan losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market areas. Local economic conditions have a significant impact on our residential real estate, commercial real estate, construction, commercial and industrial and consumer lending, including, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Deterioration in economic conditions in our primary market areas could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•
demand for our products and services may decrease;
•
loan delinquencies, problem assets and foreclosures may increase;
•
collateral for loans, especially real estate, may decline in value, thereby reducing customers' future borrowing power, and reducing the value of the assets and collateral associated with existing loans;
•
the value of our securities portfolio may decrease; and
•
the net worth and liquidity of loan guarantors may decrease, thereby impairing their ability to honor commitments made to us.

Moreover, a significant decline in general economic conditions, caused by inflation, acts of terrorism, an outbreak of hostilities or other international or domestic calamities or other factors beyond our control could further impact these local economic conditions and could further negatively affect our financial performance. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

In originating loans there is a substantial likelihood that we will experience credit losses. The risk of loss will vary with, among other things, general economic conditions, the type of loan, the creditworthiness of the borrower over the term of the loan that represents management’s best estimate of probable losses within the existing portfolio of loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase the level of our provision for loan losses. In addition, federal regulators periodically review our allowance for loan losses and as a result of such reviews, we may have to adjust our allowance for loan losses or recognize further loan charge-offs. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses, as the process is our responsibility and any adjustment of the allowance is the responsibility of management. Material additions to the allowance would materially decrease our net income.

Effective January 1, 2023, we will adopt the Current Expedited Credit Loss ("CECL") standard for determining the amount of our allowance for credit losses which we expect will increase our allowance for loan and lease losses and cause our historic allowance for loan and lease losses not to be indicative of how we will maintain our allowance for credit losses going forward. The Company is estimating an overall increase in its allowance for credit losses ranging from $67,000 to $408,000, or an allowance for credit losses to total loans of between 1.30% and 1.40% as of December 31, 2022. The adoption of this standard on January 1, 2023, will be recognized as a cumulative effect adjustment to the January 1, 2023 retained earnings balance. There is no impact on the Company's available for sale securities or other instruments.

The CECL standard became effective for the Bank on January 1, 2023. Under CECL, the allowance for credit loss is an estimate of the expected credit losses on financial assets measured at amortized cost, which is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. Changes in economic forecasts, loan portfolio composition and credit quality, changes in model assumptions and other factors will influence the CECL outcomes and the resulting calculation of our allowance for credit losses. This will change the current method of providing allowances for credit losses that are incurred or probable, which would likely require us to increase our allowance for credit losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for credit losses. We anticipate that if there is an onset of economic distress that management believes is likely to materially increase our non-performing loans, CECL will likely have the effect of causing management to accelerate the increase in our allowance for credit losses, as compared to our prior loan loss methodology.

Liquidity, primarily through deposits, in essential to our business model and a lack of liquidity, or an increase in the cost of liquidity could materially impair our ability to fund our operations and jeopardize our results of operation, financial condition and cash flows.

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility that we may be unable to satisfy current or future funding requirements and needs.

Deposit levels may be affected by several factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, customers seeking to maximize deposit insurance by limiting their deposits at a single financial institution to $250,000, general economic and market conditions and other factors. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors.

Furthermore, loans generally are not readily convertible to cash. From time to time, if deposits and loan payments are not sufficient to meet our needs, we may be required to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets. The availability of these secondary funding sources is subject to broad economic conditions, to regulation and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or the availability of such funds may be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. Additionally, if we fail to remain “ well-capitalized” our ability to utilize brokered deposits may be restricted. We have somewhat similar risks to the extent high balance core deposits exceed the amount of deposit insurance coverage available.

We anticipate we will continue to rely primarily on deposits, loan repayments, and cash flows from our investment securities to provide liquidity. Additionally, when necessary, the secondary sources of borrowed funds described above will be used to augment our primary funding sources. In March 2023, the Federal Reserve announced the creation of a new Bank Term Funding Program in an effort to minimize the need for banks to sell securities at a loss in times of stress. We may use the Bank Term Funding Program on an as needed basis. An inability to maintain or raise funds (including the inability to access secondary funding sources) in amounts necessary to meet our liquidity needs would have a substantial negative effect, individually or collectively, on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include our financial results, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation, counterparty availability, changes in the activities of our business partners, changes affecting our loan portfolio or other assets, or any other event that could cause a decrease in depositor or investor confidence in our creditworthiness and business. Those factors may lead to depositors withdrawing their deposits or creditors limiting our borrowings. Our access to liquidity could also be impaired by factors that are not specific to us, such as general business conditions, interest rate fluctuations, severe volatility or disruption of the financial markets, bank closures or negative views and expectations about the prospects for the financial services industry as a whole, or legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets as well as the policies and capabilities of the U.S. government and its agencies, and may remain or become increasingly difficult due to economic and other factors beyond our control. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets and have a material adverse effect on our results of operations or financial condition.

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

We are dependent upon the services of the members of our senior management team who direct our strategy and operations. Members of our senior management team, or lending personnel who possess expertise in our markets and key business relationships, could be difficult to replace. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business strategy may be lengthy. In 2021, there has been a dramatic increase in workers leaving their positions throughout our industry (and other industries) that is being referred to as the "great resignation," and the market to build, retain and replace talent has become even more highly competitive. Our loss of these persons, or our inability to hire additional qualified personnel, or the cost of replacing such personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets. We currently have a comprehensive succession plan in place for key members of our senior management team.

Risks Related to Economic Conditions.

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

Inflation may have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there have been market indicators of a pronounced rise in inflation and the Federal Reserve Board has raised certain benchmark interest rates in an effort to combat inflation. The Federal Reserve Board has signaled that further increases may be necessary to control inflation. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

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

The Bank is subject to extensive regulation, supervision and examination by the OCC, and the Company is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such supervision and regulation governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors and borrowers of the Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

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

During the Great Recession, we generated significant net operating losses and unrealized tax losses (collectively, “NOLs”). As of December 31, 2022, we had an estimated federal NOL carryforward of $2.6 million and an estimated state NOL carryforward of $3.8 million, and recognized a deferred tax asset of $0.7 million related to NOL carryforwards. These NOLs generally may be carried forward for a 20-year period to offset future taxable income and reduce our federal and state income tax liability, respectively. Our federal and state NOL carry-forwards begin to expire in 2031 unless previously utilized.

As a result of our conversion from mutual to stock form of ownership and our contemporaneous stock offering, it is possible that we would incur an “ownership change” under Section 382 of the Internal Revenue Code (“Section 382”). An ownership change will occur if after the conversion, the persons who are considered “owners” of the Bank before the conversion own less than 50% of our holding company’s stock immediately after the conversion. In addition, an ownership change will occur if, over a rolling three-year period, the percentage of the common stock of the Company owned by stockholders holding 5% or more of our common stock has increased by more than 50% over the lowest percentage of common stock owned by such stockholders during the three-year period. In general, if a company incurs an ownership change under Section 382, the company’s ability to utilize an NOL carryforward to offset its taxable income becomes limited to a certain amount per year. This limitation is computed by multiplying the company’s fair market value immediately before the ownership change by a rate equal to the long-term tax-exempt rate for the month in which the ownership change occurs.

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
•
additional or anticipated sales of our common stock or other securities by us or our existing stockholders;
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

The implementation of the 2022 Equity Incentive Plan may dilute your ownership interest.

In 2022, we adopted the TC Bancshares, Inc. 2022 Equity Incentive Plan, which authorized the issuance of up to 700,000 shares of our common stock. To the extent issuances under the 2022 Equity Incentive Plan exceed the amount of the Company’s open market purchases, our stockholders will experience a reduction in ownership interest.

The corporate governance provisions in our articles of incorporation and bylaws may prevent or impede the holders of a minority of our common stock from obtaining representation on our board of directors and may also prevent or impede a change in control.

Provisions in our articles of incorporation and bylaws may prevent or impede holders of a minority of our common stock from obtaining representation on our board of directors. For example, our board of directors is divided into three classes with staggered three-year terms. A classified board makes it more difficult for stockholders to change a majority of the directors because it generally takes at least two annual elections of directors for this to occur. Second, our articles of incorporation provides that there will not be cumulative voting by stockholders for the election of our directors. Also, we have the ability to issue preferred stock without stockholder approval with voting rights to third parties who may be friendly to our board of directors.

In addition, our articles of incorporation generally provide that, for a period of three years from July 20, 2021, the date closing of our initial public offering, no person may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of any class of our equity securities held by any person other than the Company, and that any shares acquired in excess of this limit would not be entitled to be voted and would not be counted as voting stock in connection with any matters submitted to the stockholders for a vote.

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

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, we also will not be subject to Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

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

As a result, our stockholders may not have access to certain information they may deem important, and investors may find our common stock less attractive if we choose to rely on these exemptions. This could result in a less active trading market for our common stock and the price of our common stock may be more volatile.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently conduct business from our main office, a full service branch in Tallahassee, Florida, commercial LPOs in Savannah, Georgia and Jacksonville, Florida, and a residential mortgage center in Tallahassee, Florida. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at December 31, 2022:

			Net Book Value
		Date of	of Property and
		Lease	Leasehold	Amount of
Location	Leased/Owned	Expiration	Improvements	Deposits
	(Dollar in thousands)
Main Office 131 South Dawson Street Thomasville, Georgia 31799	Owned	N/A	$1,820	$237,643
Tallahassee Branch 2915-501 Kerry Forest Parkway Tallahassee, Florida 32309	Owned	N/A	$1,212	$91,197
Savannah Commercial LPO 105 West Congress St, Unit C Savannah, Georgia 31401	Leased	12/31/22	$58	N/A
Residential Mortgage Center 2282 Killearn Center Boulevard, Suite B Tallahassee, Florida 32308	Leased	9/1/22	5	N/A
Jacksonville Commercial LPO 3121 Venture Place, Suite 3 Jacksonville, Georgia 32257	Leased	5/31/24	$37	N/A

Total			$3,132	$328,840

Item 3. Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2022, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's shares of common stock are traded on the Nasdaq Capital Market under the symbol TCBC. As of March 22, 2023 there were approximately 534 stockholders of record of our common stock.

Dividends. The Company commenced the payment of semi-annual dividends in 2022, with $0.05 per share of common stock paid on July 15, 2022, to the stockholders of record on June 27, 2022, and $0.05 per share of common stock paid on January 18, 2023, to the stockholders of record on January 3, 2023. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including our financial condition, capital requirements, earnings, cash flow and other factors.

Stock Repurchases. The following table contains information regarding the Company’s purchases of its common stock made during the fourth quarter 2022 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1-31, 2022	21,057	$14.80	21,057	177,422
November 1-30, 2022	2,594	$14.81	2,594	174,828
December 1-31, 2022	-	-	-	174,828
Total	23,651	$14.80	23,651	174,828

(1) During fourth quarter 2022, the Company withheld 5,568 common shares for minimum tax withholding settlements on restricted stock. These are not considered "repurchases" and, therefore, do not count against the maximum number of shares that may yet be purchased under the board of directors' authorization.

(20 On August 3, 2022, the Company announced a program to repurchase up to 250,000 shares of the Company's common stock through June 30, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides additional information regarding our results of operations and financial condition for the years ending December 31, 2022 and 2021, and should be read in conjunction with our consolidated financial statements and the related notes, which appear beginning in Item 8 of this report. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.

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

Recent Banking Events

There were two significant bank failures in the first part of March 2023, primarily due to the failed banks’ lack of liquidity as depositors sought to withdraw their deposits. Due to rising interest rates, the failed banks were unable to sell investment securities held to meet liquidity needs without realizing substantial losses. As a result of the March 2023 bank closures and in an effort to strengthen public confidence in the banking system and protect depositors, regulators have announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which could increase the cost of our FDIC insurance assessments. Additionally, the Federal Reserve announced the creation of a new Bank Term Funding Program in an effort to minimize the need for banks to sell securities at a loss in times of stress. The future impact of these failures on the economy, financial institutions and their depositors, as well as any governmental regulatory responses or actions resulting from the same, is difficult to predict at this time.

Overview

We are a full service community bank that provides a variety of services to individual and commercial accounts in our market areas. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from our operations, in one-to-four family residential real estate loans, commercial and multi-family residential real estate loans, commercial and industrial loans, construction and land development loans and consumer loans. At December 31, 2022, we had total assets of $429.6 million, loans, net of the allowance for loan losses and deferred fees, of $334.1 million, total deposits of $328.8 million and total stockholders' equity of $85.3 million. During 2019, the Bank elected to be treated as a "covered savings association" which allows us to engage in the same activities as a national bank.

Our primary deposit products are personal checking accounts, business checking accounts, savings accounts, money market accounts and certificates of deposit. Our lending products include single-family residential loans, construction loans, land development loans and SBA/USDA guaranteed loans.

We expect to continue to focus on originating one-to-four family residential real estate loans, commercial and multi-family residential real estate loans, commercial and industrial loans, construction and land development loans and consumer loans. Although in recent years, we have increased our focus, consistent with what we believe to be conservative underwriting standards, on originating higher yielding commercial real estate and commercial and industrial loans.

We also invest in securities, which have historically consisted primarily of mortgage-backed securities issued by U.S. government sponsored enterprises but in 2021 and 2022 we also invested in U.S. treasuries and municipal bonds. In recent years, we have originated single-family owner-occupied loans for sale into the secondary market and for our own portfolio. We intend to continue this activity in the future.

As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase. Therefore, increases in interest rates may adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations. To help manage interest rate risk, we promote core deposit products and we are continuing to diversify our loan portfolio by adding more commercial-related loans. We will seek to continue to increase our core checking accounts during 2023.

Business Strategy

Our goal is to provide long-term value to our stockholders, depositors, customers, employees and the communities we serve by executing a safe and sound business strategy that produces increasing earnings. We believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to commercial and retail customers in our market areas, and we believe that the increased capital resulting from the completion of our stock offering enables us to compete more effectively with other financial institutions.

Our current business strategy consists of the following:

•
Leverage the infrastructure of the Bank to create additional value for depositors, employees, customers and the communities in which we operate. We seek to improve our operating efficiency as we optimize a new core processing system that was implemented in 2020 in order to enhance service features for both retail and business customers, and continue the process improvements implemented over the last two years. Our efficiency ratio has gradually improved from 91.2% for the year ended December 31, 2020 to 76.7% as of December 31, 2021, before regressing slightly to 82.7% as of December 31, 2022. Based on the personnel and systems now in place, we believe we can continue our trend of improving our operational efficiency, particularly as we are able to utilize the capital raised in the stock offering to grow assets and increase top line revenue. The increase in 2022 was related to the expense that accompanied the implementation of the stockholder approved management incentive plans. During 2022, the Bank opened a new commercial lending LPO in the Jacksonville market. Currently the Bank is in the process of launching new retail locations in Savannah, Georgia and Jacksonville, Florida. Both new branch locations are scheduled to open during the second quarter of 2023. Additionally, management foresees the opportunity to add an additional branch in Tallahassee, Florida with possible further expansion in both Savannah, Georgia and Jacksonville, Florida.

Our core processing system conversion was completed in late 2020 which we believe improved our competitive position with constituencies that demand digital access to accounts for the movement of money through expanded capability made available in the new core processing system.

•
Grow our loan portfolio prudently. We intend to continue to maintain a diversified portfolio of loans, with an emphasis on commercial and multi-family real estate loans and residential mortgage loans. We expect to be able to continue to grow our loan portfolio, having grown our outstanding loans $67.8 million, or 25.5%, from year-end 2021, and $3.9 million, or 1.5%, and from year-end 2020 through year-end 2021. We intend to continue to grow our commercial lending activities through government sponsored loan programs, such as the SBA and USDA loan programs. Through our residential mortgage office in Tallahassee, we will continue to seek to originate residential loans for our portfolio as well as for sale in the secondary market, using multiple correspondent relationships for the sale of residential mortgages on a servicing-released basis. Residential lending introduces new customer relationships to the Bank and provides an opportunity for us to offer additional banking services to those clients.

For much of the Bank’s existence as a federal savings bank, our loan portfolio focused on residential mortgage lending. However, in the first decade of the 2000’s, we expanded our loan product mix and now have a diversified mix of one-to- four family residential real estate loans, commercial and multi-family real estate loans, commercial and industrial loans, construction and land development loans and consumer loans. As of December 31, 2022, 40.2% of our loan portfolio consisted of residential real estate loans, 41.0% were commercial and multi-family real estate loans, 8.2% per construction and land development loans, 7.6% were commercial and industrial loans, 3.7% were home equity loans and 0.3% were consumer loans. Residential loans increased $37.9 million, or 27.8%, to $136.4 million as of December 31, 2022, from $98.4 million as of December 31, 2021. Commercial and multi-family real estate loans increased $26.2 million, or 23.9%, to $136.0 million as of December 31, 2022, from $109.8 million as of December 31, 2021, commercial and industrial loans increased $9.8 million, or 61.6%, to $25.7million as of December 31, 2022, from $15.9 million as of December 31,

2021 while construction and land development loans decreased 6.5% to $25.7 million as of December 31, 2022, from $34.4 million as of December 31, 2021.

•
Continue to increase core deposits. We seek to increase the proportion of our deposit base consisting of core deposits in order to provide a stable source of funds to support loan growth, at costs consistent with improving our interest rate spread and margin. Historically, we have relied heavily on certificates of deposit but in recent years we have been building a core deposit base. We have begun reducing deposit costs to market rates and by placing greater emphasis on developing core deposits. As part of our focus on commercial loan growth, our lenders are expected to seek to secure non-interest bearing business checking accounts from our borrowers. We placed greater emphasis on developing core deposits in both 2021 and 2022. As a result of these efforts, core deposits increased by $39.5 million, or 13.7%, to $328.8 million as of December 31, 2022 from $289.3 million as of December 31, 2021. Management will continue to emphasize the growth of both retail and commercial core deposits.

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

•
Maintain Credit Standards while Growing. We believe strong asset quality is a critical key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, prudent loan underwriting criteria and active credit monitoring. Our non-performing assets to total assets ratio was 0.29% as of December 31, 2022 and 0.40% at December 31, 2021. Leading up to our conversion, we invested in the enhancement of our credit function by hiring additional experienced credit staff, implemented enhanced internal and external credit review processes, and implemented new technology for underwriting processing and credit analysis. We intend to maintain the high value of our credit culture, both in personnel as well as ancillary support systems, in order to be able to evaluate more complex loans and better manage credit risk, which will also support our intended loan growth, especially in the commercial loan market.
•
Supplement organic growth through opportunistic bank or branch acquisitions. Although management has no current definitive plans or commitments to acquire other institutions or financial services businesses, we expect to consider acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. The capital we raised in our stock offering may provide us the opportunity to acquire other institutions and financial services businesses located within a reasonable proximity of our current market areas. We believe we are well positioned to take advantage of, and execute on, opportunities given the infrastructure improvements we have undertaken, including the upgrade of our core processing system and expanded management expertise.
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
•
Expand our employee base to support future growth. We plan to continue to build depth and expertise as needed with increases in our size and complexity.

Lending Operations and Accommodations to Borrowers

•
Starting in March 2020, we modified the terms of loans with customers impacted by the COVID-19 pandemic to permit payment deferral. For the year ended December 31, 2020, these deferrals had affected a total of $46.6 million of loans, including $4.0 million of construction loans, $2.8 million of commercial and industrial loans, $7.9 million of owner-occupied commercial real estate loans and $17.9 million of non-owner-occupied commercial real estate loans. These deferrals were intended to provide customers with temporary relief. At year-end 2020, none of the loans with modification were still on modified terms. We believe these actions provided our customers with the best chance to meet their longer-term obligations and for us to work with those who will not be able to meet their obligations or default on their loans. In 2021 and 2022, there were no COVID-19 related payment deferrals.
•
We did not automatically downgrade borrowers that requested a deferral. However, if the borrower requested a deferral that extended beyond the initial three months granted, we considered downgrades based on the trend in revenues. During 2020, we downgraded to substandard $2.1 million in loans that were placed on deferral, and combined with our other lending activity during the year ended December 31, 2020, these adjustments resulted in a provision for loan losses of $780,000. In 2021 or 2022, there were no COVID-19 related loan downgrades.
•
During 2020, as part of the PPP, we originated 307 PPP loans totaling $25.1 million. In January 2021 through May 31, 2021, when the PPP program ended, we originated an additional 141 PPP loans totaling $8.7 million. Payment of principal, interest and fees on PPP loans is deferred until the amount to be forgiven is finalized, in general. We were paid a processing fee by the SBA on PPP loan originations ranging from 1% to 5% of the amount of the loan, based on the size of the loans. We recorded approximately $481,000 in PPP-related SBA fees for the year ended December 31, 2021, compared to $478,000 for the year ended December 31, 2020, and we are accreting these fees into interest income over the estimated life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. As of December 31, 2021 and 2022, we recognized $678,000 and $62,000, respectively, in PPP-related SBA fees through accretion. There were no PPP loans outstanding as of December 31, 2022 and all related PPP fees have been recognized into income.

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the U.S. and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as of December 31, 2022.

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. We consider these accounting policies and estimates to be critical accounting policies. We have identified the determination of the allowance for loan losses and income taxes to be our significant accounting policies that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates.

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

The allocation methodology we apply is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, an ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While the Asset Quality Committee uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. The Asset Quality Committee believed the allowance for loan losses is appropriate at December 31, 2022. The allowance analysis is reviewed by the Asset Quality Committee on a no less than quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies and our external auditors, periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of the Asset Quality Committee.

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

Comparison of Financial Condition at December 31, 2022 and 2021

Total assets. Total assets increased $48.7 million, or 12.8%, to $429.6 million at December 31, 2022 from $380.9 million at December 31, 2021. The increase was principally due to increases in net loans of $67.8 million offset by a decrease in cash and cash equivalents of $16.3 million and certificates of deposit with other banks of $1.7 million. In addition, growth in deposits of $39.5 million helped fund the loan growth along with $11.0 million borrowed from FHLB.

Cash and cash equivalents. Cash and cash equivalents decreased $16.3 million, or 39.0%, to $25.5 million at December 31, 2022 from $41.9 million at December 31, 2021. The decrease resulted primarily from an increase in loans of $67.8 million, partially offset by increases in deposits of $39.5 million and FHLB advances of $11.0 million.

Total Loans. Total loans increased $68.2 million, or 25.1%, to $339.6 million at December 31, 2022 from to $271.4 million at December 31, 2021. One-to-four family residential loans remained our largest loan category and increased $37.9 million, or 38.6%, to $136.4 million at December 31, 2022 from $98.4 million at December 31, 2021. As a percentage of the net loan portfolio, residential real estate loans increased to 40.2% at December 31, 2022 from 36.3% at December 31, 2021. Commercial and multi-family real estate loans also increased $26.2 million, or 23.9%, to $136.0 million from $109.8 million at December 31, 2021, and commercial and industrial loans increased $9.8 million, or 61.4%, to $25.7 million at December 31, 2022, from $15.9 million at December 31, 2021. Construction and land development loans decreased $6.5 million to $27.9 million at December 31, 2022 from $34.4 million at December 31, 2021. We increased our focus on commercial lending which has benefitted from the opening of our LPO in Jacksonville, Florida in 2022 and from the opening of our LPO in Savannah, Georgia in 2017.

Allowance for Loan Losses. Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Our allowance for loan losses was $4.4 million, or 1.28% of gross loans at December 31, 2022, compared to $4.2 million, or 1.54% of gross loans, at December 31, 2021. During the year ended December 31, 2022, there were $68,000 in charge-offs; principally the result of overdrawn deposit accounts, which were offset by $135,000 in recoveries, resulting in net recoveries of $67,000 during 2022. Combined with our other lending activities these adjustments resulted in our recording a $111,000 provision for loan losses for the year ended December 31, 2022 compared to $123,000 for the year ended December 31, 2021. We had 15 impaired loans, totaling $1.1 million at December 31, 2022, compared to 27 impaired loans, totaling $1.5 million at December 31, 2021. At December 31, 2022, there were no specific reserves and $10,000 of the allowance for loan losses was unallocated. We had $67,000 in net recoveries for the year ended December 31, 2022, compared to net charge-offs of $25,000 for the year ended December 31, 2021.

Investment securities. Investment securities, all of which are available-for-sale, and other investments decreased $1.3 million, or 2.9%, to $44.5 million at December 31, 2022 from $45.8 million at December 31, 2021. Investment securities available-for-sale decreased $2.5 million, or 5.63% , to $43.1 million at December 31, 2022 from $45.6 million at December 31, 2021. This decrease is due principally from the change in our unrealized loss increasing $4.5 million to $4.7 million at December 31, 2022 from $238,000 at December 31, 2021, that was offset by purchases of investment securities available for sale of $5.8 million in 2022. We have invested excess cash in higher-yielding securities instead of lower yielding cash and cash equivalents.

Bank Owned Life Insurance. Bank owned life insurance increased $276,000, or 2.5%, to $11.4 million at December 31, 2022, from $11.2 million at December 31, 2021. We invest in bank owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank owned life insurance also generally provides us noninterest income that is non-taxable.

Deposits. Total deposits increased $39.5 million, or 13.7%, to $328.8 million at December 31, 2022, from $289.3 million at December 31, 2021. The increase was primarily due to increase in interest-bearing checking accounts, which increased $21.8 million, or 14.8%, to $168.6 million at December 31, 2022, from $146.8 million at December 31, 2021, and increase in certificates of deposit of $17 million, or 23.4%, to $89.5 million at December 31, 2022, from $72.5 million at December 31, 2021. It should be noted that $13.0 million of the certificate of deposit growth was from brokered deposits placed in the one-way buy CDARs program with IntraFi. In addition, non-interest bearing demand deposits increased $3.2 million, or 8.9%, to $39.2 million at December 31, 2022, from $35.9 million at December 31, 2021. Only our savings accounts decreased $2.4 million, or 7.2%, to $31.6 million at December 31, 2022, from $34.0 million at December 31, 2021. The growth in deposits generally represented continued business growth, including deposits placed remotely from Savannah and Jacksonville from customers interested in the Bank's planned expansion into those markets.

Federal Home Loan Bank Advances. We had $11 million outstanding in advances from FHLB at December 31, 2022, and no outstanding advances at December 31, 2021. We began borrowing from FHLB under their daily rate credit program in November 2022 to fund our strong long growth of $22.9 million in the fourth quarter of 2022.

Stockholders' Equity. Total stockholders' equity decreased $1.5 million, or 1.8%, to $85.3 million at December 31, 2022, from $86.8 million at December 31, 2021. This decrease resulted primarily from the $2.7 million decrease in our accumulated other comprehensive losses, of which $3.4 million was from decrease in unrealized losses on securities available for sale offset by the $675,000 decrease in our post-retirement obligation, net of taxes. The unrealized loss on our securities available for sale are not from credit losses but from the change in interest rates as the FOMC increased the federal funds rate 425 basis points, from 0.25% at January 1, 2022, to 4.25%, at December 31, 2022. During 2022, the Company purchased 75,172 shares of our common stock for $1.1 million, which is reflected as treasury stock. In December 2022, the Company implemented the Equity Incentive Plan, which resulted in an increase in additional paid in capital of $2.6 million, or 5.6%, to $50.1 million at December 31, 2022, from $47.5 million at December 31, 2021 as well as a restricted stock adjustment of ($1.9 million). Also, net income of $1.1 million increased stockholders' equity which was partially offset by the dividends declared of $0.10 per share, or total of $497,000 of which $252,000 was paid to stockholders in January 2023.

Comparison of Operating Results for the Years Ended December 31, 2022 and 2021

General. Net income decreased $880,000, or 33.3%, to $1.8 million for the year ended December 31, 2022, compared to $2.6 million for the year ended December 31, 2021. The decrease was due to a decrease in other income and an increase in other expenses partially offset by an increase in net interest income, as described in more detail below.

Interest Income. Interest income increased $2.0 million, or 2.9%, to $15.4 million for the year ended December 31, 2022, from $13.5 million for the year ended December 31, 2021. The increase was due primarily to a $1.2 million, or 9.3%, increase in interest income on loans, which is our primary source of interest income. Interest income on investment securities and interest earning deposits also increased $424,000 and $359,000, respectively. Our average balance of loans, including loans held for sale, increased $34.0 million, or 12.7%, to $301.6 million for the year ended December 31, 2022, from $267.5 million for the year ended December 31, 2021. Our average yield on loans decreased 14 basis points to 4.65% for the year ended December 31, 2022 from 4.79% for the year ended December 31, 2021, as less in deferred fees were recognized in 2022 than in 2021 as the majority of our PPP loans were paid off in 2021. Our average interest-earning deposits decreased $20.9 million, or 35.4%, to $38.2 million for the year ended December 31, 2022, from $59.1 million for the year ended December 31, 2021. The average yield on our interest-earning deposits increased 110 basis points, or 354.9%, to 1.41% for the year ended December 31, 2022 from 0.31% for the year ended December 31, 2021. Our securities average balance increased $16.4 million, or 56.0%, to $45.7 million for the year ended December 31, 2022, from $29.3 million for the year ended December 31, 2021. The average yield on our securities increased 39 basis points, or 26.0%, to 1.89% for the year ended December 31, 2022 from 1.50% for the year ended December 31, 2021.

Interest Expense. Interest expense increased $340,000, or 33.4%, to $1.4 million for the year ended December 31, 2022 compared to $1.0 million for the year ended December 31, 2021, due primarily to an increase in interest expense on deposits due to higher interest rates that were offered after the FOMC raised federal funds rates in 2022. Specifically, interest expense on savings and money market accounts increased $508,000, or 189.6%, to $776,000 for the year ended December 31, 2022, from $268,000 for the year ended December 31, 2021 resulting from primarily an increase in rates. The average rate paid on our savings and money market accounts increased 37 bps to 0.57% for the year ended December 31, 2022 from 0.20% for the year ended December 31, 2021.

Interest expense on certificates of deposit decreased $211,000, or 31.2%, to $451,000 for the year ended December 31, 2022, from $662,000 for the year ended December 31, 2021. The average balance outstanding of our certificates of deposit did decrease $4.2 million, or 5.3%, to $74.6 million for the year ended December 31, 2022, from $78.8 million for the year ended December 31, 2021.

Net Interest Income. Net interest income increased $1.7 million, or 13.5%, to $14.0 million for the year ended December 31, 2022 from $12.4 million for the year ended December 31, 2021, primarily as a result of a higher balance of net interest-earning assets and, to a lesser extent, a higher net interest margin. Our average interest-earning assets increased by $29.9 million, or 8.4%, to $386.3 million for the year ended December 31, 2022, from $356.4 million for the year ended December 31, 2021, due primarily to a $34.1 million increase in the average balances of our loan portfolio and a $16.5 million increase in our average securities. Our net interest rate spread increased by 10 basis points to 3.50% for the year ended December 31, 2022 from 3.40% for the year ended December 31, 2021. Our net interest margin increased by 16 basis points to 3.65% for the year ended December 31, 2022 from 3.49% for the year ended December 31, 2021, reflecting primarily the increase in the average balance of interest-earning assets combined with the increase in our yield on interest-earning assets.

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

		For the twelve months ended December 31,
	2022	2022			2021
	Yield/rate	Average	Interest	Average	Average	Interest	Average
	At 12-31-	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	2022	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	4.69%	$301,553	$14,010	4.65%	$267,530	$12,823	4.79%
Securities available-for-sale	2.82%	45,663	863	1.89%	29,277	439	1.50%
Interest-earning deposits	4.35%	38,208	540	1.41%	59,147	181	0.31%
Other interest-earning assets	6.00%	855	44	5.15%	445	21	4.72%
Total interest-earning assets	4.47%	386,279	15,457	4.00%	356,399	13,464	3.78%
Non-interest-earning assets		21,374			19,697
Total assets		$407,653			$376,096
Interest-bearing liabilities:
Savings and money market accounts	1.61%	$136,983	776	0.57%	$135,666	268	0.20%
Interest-bearing checking accounts	0.18%	57,879	75	0.13%	52,224	47	0.09%
Certificate accounts	1.55%	74,639	451	0.60%	78,843	662	0.84%
Total interest-bearing deposits	1.30%	269,501	1,302	0.48%	266,733	977	0.37%
Borrowings	4.57%	1,299	55	4.23%	4,736	40	0.84%
Total interest-bearing liabilities	1.42%	270,800	1,357	0.50%	271,469	1,017	0.37%
Non-interest-bearing liabilities		51,030			43,699
Total liabilities		321,830			315,168
Total equity		85,823			60,928
Total liabilities and equity		$407,653			$376,096
Net interest income			$14,100			$12,447
Net earning assets		$115,479			$84,930
Net interest rate spread(1)	3.05%			3.50%			3.40%
Net interest margin(2)				3.65%			3.49%
Average interest-earning assets to average interest-bearing liabilities		142.64%			131.29%

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

	Year Ended December 31,
	2022 vs. 2021
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$1,631	$(444)	$1,187
Securities available for sale	246	178	424
Interest-earning deposits	(64)	423	359
Other interest-earning assets	20	3	23
Total interest-earning assets	1,833	160	1,993
Interest-bearing liabilities:
Savings and money market accounts	3	505	508
Interest-bearing checking accounts	5	23	28
Certificate accounts	(36)	(175)	(211)
Total interest-bearing deposits	(28)	353	325
Borrowings	(29)	44	15
Total interest-bearing liabilities	(57)	397	340
Change in net interest income	$1,890	$(237)	$1,653

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See the section entitled "Critical Accounting Estimates" in this Item 7, and the section entitled "Allowance for Loan Losses” in Item 1of this report.

Our allowance for loan losses was $4.4 million at December 31, 2022 compared to $4.2 million at December 31, 2021. The allowance for loan losses to total net loans decreased to 1.28% at December 31, 2022 from 1.54% at December 31, 2021, and the allowance for loan losses to non-performing loans decreased 223.2% to 787.4% at December 31, 2022, from 1010.6% at December 31, 2021. We increased the portion of the allowance for loan losses allocated to the residential loan portfolio due to the $38 million growth in this loan type due to potential for increased loan losses as we apply historical loss ratios to newly originated loans. We modestly decreased the portion of the allowance for loan losses allocated to construction and land development loans as this portfolio decreased $6.5 million, to $27.9 million at December 31, 2022 from $34.4 million at December 31, 2021, and we also have a low loss history with respect to construction and land development loans.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2022. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the OCC, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Other Income. Non-interest income information is as follows.

	For the twelve
	months ended
	December 31,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Service charges on deposit accounts	$555	$576	$(21)	(3.6)%
Gain on sale of loans	972	2,064	(1,092)	(52.9)%
Other	381	313	68	21.7%
Total non-interest income	$1,908	$2,953	$(1,045)	(35.4)%

In 2022, other income decreased approximately $1.0 million from 2021, or a 35.4% decrease from the previous year. This decrease is primarily due to the sale of $49.0 million of residential mortgage loans during 2022 that generated $1.0 million in gain on sale of mortgage loans compared to the sale of $99.5 million of residential mortgage loans that generated $2.1 million in gain on sale of mortgage loans during 2021.

Other Expense. Non-interest expense information is as follows.

	For the twelve
	months ended
	December 31,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$8,009	$7,430	$579	7.8%
Occupancy and equipment	828	819	9	1.1%
Advertising	240	269	(29)	(10.8)%
Audit and examination	597	436	161	36.9%
Checking account related expenses	634	620	14	2.3%
Consulting and advisory fees	106	202	(96)	(47.5)%
Data system conversion costs	—	1	(1)	(100.0)%
Data processing fees	509	517	(8)	(1.5)%
Director fees	576	296	280	94.6%
Legal	287	132	155	117.4%
Other real estate loss/(gain) on sale and write-downs	132	116	16	13.8%
Other Insurance Expense	215	169	46	27.2%
Other	1,328	806	522	64.8%
Total non-interest expense	$13,461	$11,813	$1,648	14.0%

Overall, our non-interest expenses increased $1.6 million, or 14.0%, in 2022 to $13.5 million for 2022 from $11.8 million for 2021, primarily due to the $579,000 increase in salaries and employee benefits due principally to the implementation of our Equity Incentive Plan of which $497,000 was expensed in December 2022 as well as a $272,000 in deferred compensation expense. In addition, director fees increased $280,000, or 94.6%, due to the implementation of our Equity Incentive Plan for directors for which $330,000 was expensed. Legal expenses also increased $155,000, or 117.4%, as there were additional legal expense associated with the Equity Incentive Plan and the special stockholder meeting held in September 2022 to approve the plan.

Income Tax Expense. We incurred income tax expense of $675,472 and $823,000 for the years ended December 31, 2022 and 2021, respectively, resulting in effective rates of 27.7% and 23.8%, respectively. The differences in the effective tax rates in 2022 and 2021 and the statutory federal rate of 21% are mainly due to fluctuations in pretax earnings, state income taxes and tax exempt income.

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
•
growing our level of core deposits.

By following these strategies, we believe that we are better positioned to react in increased in market interest rates. Beginning in the calendar year 2020, we introduced adjustable-rate, one-to-four family residential real estate loans (in addition to our existing home equity loans and lines of credit, which are originated with adjustable interest rates). In addition, we generally only originate fixed-rate residential mortgage loans for sale into the secondary mortgage market.

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

The table below sets forth, as of December 31, 2022, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$(3,093)	(20.10)
+300	(2,213)	(14.38)
+200	(1,599)	(10.39)
+100	(866)	(5.63)
Level	—	—
-100	691	4.49
-200	624	4.06

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

The tables below set forth, as of December 31, 2022, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present value of Assets(3)
Basis Point (“bp”) Change in Interest Rates(1)	Estimated EVE(2)	Amount	Percent	EVE Ratio(4)	Increase (Decrease) (Basis Points)
	(Dollars in thousands)
+400	$68,616	$(19,527)	(22.15)%	18.51%	(296)
+300	74,204	(13,939)	(15.81)	19.52	(195)
+200	79,536	(8,607)	(9.77)	20.39	(108)
+100	84,280	(3,863)	(4.38)	21.06	(41)
Level	88,143	—	—	21.47	—
-100	90,198	2,055	2.33	21.45	(2)
-200	88,716	572	0.65	20.62	(85)

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2022, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 9.77% decrease in economic value of equity, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 0.65% increase in economic value of equity.

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

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from FHLB. At December 31, 2022, we had $45.4 million in borrowing capacity with FHLB, and $11 million in outstanding advances as of December 31, 2022. In addition, we have $28.5 million in unsecured federal funds lines of credit through our correspondent banks and $5.8 million secured borrowing capacity through FHLB. No amounts were outstanding on these lines of credit at December 31, 2022.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $4.4 million and $3.9 million for the years ended December 31, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $69.6 million and $33.2 million for the years ended December 31, 2022 and 2021, respectively. Net cash provided by financing activities was $48.9 million and $29.2 million for the years ended December 31, 2022 and 2021, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2022, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at December 31, 2022 and 2021. Management is not aware of any conditions or events since the most recent notification that would change our category. See note 10 to the financial statements included in this Annual Report.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2022, we had outstanding commitments to originate loans of $49.2 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.

The following table is a summary of the total contractual amount of loan commitments outstanding at December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Commitments to extend credit	$13,057	$4,204
Unused lines of credit	14,870	10,348
Construction loans in process	21,262	13,652
Standby financial letters of credit	819	931
Total off-balance sheet instruments	$50,008	$29,135

Certificates of deposit that are scheduled to mature in less than one year from December 31, 2022 totaled $76.7 million. As a result of the current interest rate environment, a significant portion of funds have moved from certificate accounts to money market accounts, which provides the customer more flexibility and liquidity. We reduced both certificates of deposit and money market account rates accordingly. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. If a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new deposits, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 to the Financial Statements for the years ended December 31, 2022 and 2021 beginning on page F-1 for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

To the Stockholders and Board of Directors

TC Bancshares, Inc.

Thomasville, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TC Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive (loss) income, changes in stockholders’ equity and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Estimate of allowance for loan losses – reserves related to loans collectively evaluated for impairment

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for loan losses (“ALL”) totaled approximately $4.4 million, all of which relates to loans collectively evaluated for impairment (“general reserves”). The Company estimated the general reserves using the historical loss method which utilizes historical loss rates of pools of loans with similar risk characteristics which are then applied to the respective loan pool balances. These amounts are then adjusted for certain qualitative factors related to current economic and general conditions currently observed by management.

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

/s/ WIPFLI LLP

Atlanta, Georgia

March 23, 2023

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

ASSETS
	December 31, 2022	December 31, 2021
Cash and due from banks	$25,545,872	$31,890,831
Federal funds sold	—	10,000,000
Cash and cash equivalents	25,545,872	41,890,831
Certificates of deposit with other banks	1,739,000	3,451,000
Investment securities available-for-sale	43,096,552	45,631,636
Other investments	1,377,500	190,700
Mortgage loans held for sale	2,085,099	2,844,707
Loans, net	334,138,871	266,304,448
Premises and equipment, net	3,132,282	3,224,889
Other real estate owned	683,800	1,115,100
Bank owned life insurance	11,442,653	11,166,573
Accrued interest receivable and other assets	6,375,897	5,122,263
Total Assets	$429,617,526	$380,942,147

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand	$39,154,420	$35,939,917
Interest-bearing demand	168,607,990	146,831,902
Savings	31,572,424	34,014,635
Certificates of deposit	89,505,398	72,530,254
Total deposits	328,840,232	289,316,708
Federal Home Loan Bank advances	11,000,000	—
Accrued interest payable and other liabilities	4,499,460	4,812,858
Total liabilities	344,339,692	294,129,566
Commitments
Stockholders' Equity:
Common stock, $.01 par value, 20,000,000 shares authorized as of December 31, 2022 and 2021; 5,049,372 and 4,898,350 shares issued as of December 31, 2022 and 2021; 4,974,200 and 4,898,350 shares outstanding as of December 31, 2022 and 2021, respectively	50,494	48,984
Additional paid in capital	50,128,052	47,481,077
Retained earnings	45,876,694	44,613,668
Accumulated other comprehensive loss	(4,305,039)	(1,608,401)
Treasury stock: 75,172 shares and 0 shares as of December 31, 2022 and December 31, 2021, respectively	(1,085,265)	—
Unearned ESOP 352,682 shares and 372,275 shares unallocated at December 31, 2022 and 2021, respectively	(3,526,812)	(3,722,747)
Restricted Stock	(1,860,290)	—
Total stockholders' equity	85,277,834	86,812,581
Total Liabilities and Stockholders' Equity	$429,617,526	$380,942,147

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended December 31,
	2022	2021
Interest and Dividend Income:
Interest and fees on loans	$14,009,944	$12,822,564
Interest and dividends on taxable investment securities	862,572	439,153
Interest on deposits with other banks and federal fund sold	584,357	202,452
Total interest and dividend income	15,456,873	13,464,169
Interest Expense:
Interest on deposits	1,301,618	977,150
Interest on borrowings	55,300	40,137
Total interest expense	1,356,918	1,017,287
Net interest income	14,099,955	12,446,882
Provision for Loan Losses	110,905	123,183
Net interest income after provision for allowance for loan losses	13,989,050	12,323,699
Other Income:
Service charges on deposits accounts	554,856	576,139
Gain on sale of mortgage loans	971,970	2,064,404
Bank owned life insurance income	276,080	283,145
Other	105,159	29,412
Total other income	1,908,065	2,953,100
Other Expense:
Salaries and employee benefits	8,008,837	7,429,568
Occupancy and equipment	827,785	819,303
Other real estate owned, net of operations, loss on sales and write-downs	131,606	111,590
Data processing conversion costs	—	503
Other	4,493,002	3,452,365
Total other expense	13,461,230	11,813,329
Income Before Income Taxes	2,435,885	3,463,470
Income Tax Expense	675,472	823,013
Net Income	$1,760,413	$2,640,457

Earnings per share:
Basic	$0.36	$0.27
Diluted	$0.36	$0.27

Weighted Average Shares Outstanding:
Basic	4,880,723	4,371,646
Diluted	4,881,923	4,371,646

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended December 31,
	2022	2021
Net Income	$1,760,413	$2,640,457
Other Comprehensive (Loss) Income,
Net of Income Taxes:
Unrealized losses on securities available-for-sale:
Holding losses arising during the period, net of taxes of $1,127,099 and $203,372, respectively	(3,371,973)	(542,668)
Change in post-retirement benefit obligations, net of taxes of $226,917 and $352,533, respectively	675,335	1,049,190
Total other comprehensive (loss) income	(2,696,638)	506,522
Comprehensive (Loss) Income	$(936,225)	$3,146,979

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Restricted Stock	Total
Balance, December 31, 2020	$—	$—	$41,973,211	$(2,114,923)	$—	$—	$—	$39,858,288
Net income	—	—	2,640,457	—	—	—	—	2,640,457
Other comprehensive income, net of tax	—	—	—	506,522	—	—	—	506,522
Proceeds from issuance of common stock, net of offering expenses	48,984	47,411,073	—	—	—	—	—	47,460,057
ESOP loan payment and release of ESOP shares	—	70,004	—	—	—	195,933	—	265,937
Purchase of shares of common stock by the ESOP	—	—	—	—	—	(3,918,680)	—	(3,918,680)
Balance, December 31, 2021	$48,984	$47,481,077	$44,613,668	$(1,608,401)	$—	$(3,722,747)	$—	$86,812,581
Net income	—	—	1,760,413	—	—	—	—	1,760,413
Other comprehensive loss, net of tax	—	—	—	(2,696,638)	—	—	—	(2,696,638)
Restricted stock award	1,566	2,323,796	—	—	—	—	(2,325,362)	—
Amortization of unearned compensation associated with restricted stock	—	—	—	—	—	—	465,072	465,072
Stock based compensation	—	361,493	—	—	—	—	—	361,493
Repurchase of stock for tax obligation on restricted shares	(56)	(82,629)	—	—	—	—	—	(82,685)
ESOP loan payment and release of ESOP shares	—	44,315	—	—	—	195,935	—	240,250
Dividends	—	—	(497,387)	—	—	—	—	(497,387)
Purchase of common stock	—	—	—	—	(1,085,265)	—	—	(1,085,265)
Balance, December 31, 2022	$50,494	$50,128,052	$45,876,694	$(4,305,039)	$(1,085,265)	$(3,526,812)	$(1,860,290)	$85,277,834

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$1,760,413	$2,640,457
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	652,727	465,520
Deferred income tax expense	685,772	808,623
Provision for allowance for loan losses	110,905	123,183
Amortization of unearned compensation associated with restricted stock	465,072	—
Stock based compensation	361,493	—
ESOP expense	240,250	265,937
Increase in cash surrender value of bank owned life insurance	(276,080)	(283,145)
Write-down of other real estate owned	107,825	86,850
Gain on mortgage loans sold, net	(971,970)	(2,064,404)
Proceeds from the sale of mortgage loans held for sale	49,782,816	99,453,073
Originations of mortgage loans held for sale	(48,051,238)	(97,288,414)
Change in:
Accrued interest receivable and other assets	(1,039,225)	(21,045)
Accrued interest payable and other liabilities	588,854	(238,960)
Net cash provided by operating activities	4,417,614	3,947,675
Cash Flows from Investing Activities
Net change in interest-bearing deposits in other banks	1,712,000	2,201,000
Purchase of investment securities available-for -sale	(5,750,000)	(34,711,467)
Proceeds from calls, paydowns and maturities of investment securities available-for-sale	3,480,977	4,151,056
Purchase of other investments	(1,186,800)	—
Proceeds from sales of other investment	—	523,300
Net change in loans	(67,945,328)	(5,192,614)
Proceeds from sales of other real estate owned	323,475	—
Purchase of premises and equipment	(255,084)	(147,299)
Net cash used in investing activities	(69,620,760)	(33,176,024)
Cash Flows from Financing Activities:
Net change in deposits	39,523,524	(4,783,119)
Proceeds from Federal Home Loan Bank advances	11,000,000	—
Repayments of Federal Home Loan Bank advances	—	(9,515,477)
Proceeds from sale of common stock		48,983,500
Stock offering expenses	—	(1,523,443)
Common stock purchased by ESOP	—	(3,918,680)
Dividend	(497,387)	—
Repurchase of common stock	(1,085,265)	—
Repurchase of stock for tax obligation on restricted shares	(82,685)	—
Net cash provided by financing activities	48,858,187	29,242,781
Net Change in Cash and Cash Equivalents	(16,344,959)	14,432
Cash and Cash Equivalents, Beginning of Year	41,890,831	41,876,399
Cash and Cash Equivalents, End of Year	$25,545,872	$41,890,831
Supplement Disclosures of Cash Flow Information:
Cash paid during the period for interest	$1,242,524	$1,034,559
Cash received from tax refund	6,885	—
Non-Cash Investing and Financing Activities:
Transfer of loans to other real estate owned	$—	$1,120,950
Change in unrealized losses on securities-for-sale, net of tax	$(3,371,973)	$(542,668)
Change in defined benefit pension obligations, net of tax	$675,335	$1,049,190

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:

TC Bancshares, Inc. ("Company") is a holding company incorporated under the laws of the State of Georgia in 2021, to serve as the holding company for TC Federal Bank ("Bank"). The Company owns 100% of the outstanding stock of the Bank. See Note 13 for a detailed discussion of the Company. The Bank was organized in 1934 and chartered in 1937 by the Federal Home Loan Bank Board as a mutual savings and loan association owned 100% by its depositors. The Bank operates one branch in Thomasville, Georgia, and one in Tallahassee, Florida as well as loan production offices in Tallahassee and Jacksonville, Florida and Savannah, Georgia, that provide a variety of services to individuals and corporate customers in their markets. The Bank’s primary deposit products are interest-bearing checking accounts, savings accounts, and certificates of deposit. Its primary lending products consist of single-family residential mortgage loans and commercial and multi-family real estate loans. The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank undergoes periodic examinations by the OCC. The Company is subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve").

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

Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within 90 days. Effective March 26, 2020, the Federal Reserve eliminated reserve requirements for all depository institutions. These reserve requirements are subject to annual adjustment by the Federal Reserve.

Investment Securities:

The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. As of December 31, 2022 and 2021, all securities were classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization of premiums and accretion of discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available-for-sale are excluded from income and are reported as a separate component of accumulated other comprehensive income in stockholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer.

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

Other Investments:

Other investments are carried at cost and consist of Federal Reserve Bank and Federal Home Loan Bank of Atlanta (“FHLB”) stock, which are held in accordance with certain lender and/or member requirements and are stated at cost, which approximates fair value. The Bank is required to hold the FHLB stock as a member of the FHLB, and transfer of the stock is substantially restricted. The stock is pledged as collateral for outstanding FHLB advances.

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

Mortgage Loans Held for Sale:

The Bank sells mortgage loans for an amount equal to the principal amount of loans with yields to investors based upon current market rates. Realized gains and losses related to loan sales are included in gains on sale of loans and are determined using the specific identification method. For financial reporting purposes, the Bank classifies a portion of its loans as “Mortgage loans held for sale”. Included in this category are loans which the Bank has the current intent to sell and loans which are available to be sold in the event the Bank determines that loans should be sold to support the Bank’s investment and liquidity objectives. Loans included in this category for which the Bank has the current intention to sell are recorded at the lower of the aggregate cost or fair value. As of December 31, 2022 and 2021, the Bank had $2,085,099 and $2,844,707, respectively, in loans classified as “Mortgage loans held for sale.”

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

Other Real Estate Owned:

Other real estate owned represents properties acquired through or by deed in lieu of loan foreclosure and is initially recorded at fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. There were no consumer mortgage loans collateralized by residential real estate property in the process of foreclosure at December 31, 2022 and 2021. The Bank held no foreclosed residential real estate at December 31, 2022 and 2021.

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

In connection with the Company's initial public stock offering, the ESOP borrowed $3.9 million payable to the Company for the purpose of purchasing shares of the Company's common stock. A total of 391,868 shares were purchased with the loan proceeds. Because the source of the loan payments are contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders' equity.

Stock Based Compensation:

The Company accounts for its stock-based compensation plan using a fair value-based method of accounting, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

Revenue from Contracts with Customers:

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Accounting Standards Codification (“ASC”) Topic 606”) (“ASU 2014-09”) focuses on revenues from contracts earned over time. Fee income is generally earned over a short period of time, such as monthly, or is earned concurrently with a specific transaction. The Company records a gain or loss from the sale of other real estate owned (“OREO”) when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. There are no ASC Topic 606 implications unless the Company finances the sale of the OREO property. ASC Topic 606 could change the timing of revenue recognition in the case of seller financing. The Company's other revenue streams are outside the scope of ASU 2014-09.

Comprehensive Income (Loss):

The Company has elected to present comprehensive income (loss) in a separate statement of comprehensive income (loss). Accumulated other comprehensive income (loss) includes the net of tax effect of unrealized gains (losses) on securities available-for-sale and the unfunded post-retirement benefit obligation of the Company’s defined benefit plan.

Treasury Stock:

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

Dividends:

The Company announced that its Board of Directors declared a semi-annual cash dividend on June 15, 2022, in the amount of $0.05 per share of common stock. The cash dividend was paid on July 15, 2022, to the stockholders of record at the close of business on June 27, 2022.

The Company announced that its Board of Directors declared a semi-annual cash dividend on December 22, 2022, in the amount of $.05 per share of common stock. The cash dividend was paid on January 18, 2023, to stockholders of record at the close of business on January 3, 2023.

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

Subsequent Events:

We have evaluated subsequent events through the time of filing on the date we have issued this Annual Report on Form 10-K. As of the time of filing, there were no material, reportable subsequent events.

Recent Accounting Pronouncements:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now include forward-looking information in the determination of their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, this update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In November 2019, the FASB issued ASU 2019-10, Financial Instruments: Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This update clarified the effective date of ASC 2016-13 business entities to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is estimating an overall increase in its allowance for credit losses ranging from $67,000 to $408,000, or an allowance for credit losses to total loans of between 1.30% and 1.40% at December 31, 2022. The adoption of this standard on January 1, 2023, will be recognized as a cumulative effect adjustment to retained earnings.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments: Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the TDR recognition and measurement guidance as prescribed by ASC 310-40 and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For entities that have not yet adopted the amendments in ASU 2016-13, the effective dates for the amendments in ASU 2022-02 are the same as the effective dates for ASU 2016-13. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. This ASU is effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earning per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). This ASU provides clarity and reduction in diversity in an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The amendments in this ASU affect all entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Topic 260, Earnings per Share. The amendments do not apply to modifications or exchanges of financial instruments that are within the scope of another Topic. The amendments do not affect a holder's accounting for freestanding call options. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.

NOTE 2 - INVESTMENT SECURITIES

Investment securities available-for-sale at December 31, 2022 and 2021 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Fair Value as % of Total
December 31, 2022-
US treasuries	$10,115,310	$—	$790,778	$9,324,532	22%
Mortgage-backed securities	9,618,355	—	886,322	8,732,033	20%
Collateralized mortgage obligations	15,713,313	—	869,283	14,844,030	35%
Municipal bonds	8,762,417	—	1,733,506	7,028,911	16%
Corporate obligations	3,625,000	—	457,954	3,167,046	7%
	$47,834,395	$—	$4,737,843	$43,096,552	100%

December 31, 2021-
US treasuries	$5,129,275	$—	$25,271	$5,104,004	11%
Mortgage-backed securities	10,295,332	174,102	100,143	10,369,291	23%
Collateralized mortgage obligations	18,804,325	70,925	145,656	18,729,594	41%
Municipal bonds	8,766,475	1,513	170,787	8,597,201	19%
Corporate obligations	2,875,000	—	43,454	2,831,546	6%
	$45,870,407	$246,540	$485,311	$45,631,636	100%

The following outlines the unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Unrealized loss for less than 12 months:
US treasuries	$4,863,478	$142,541	$5,104,004	$25,271
Mortgage-backed securities	3,004,339	304,844	6,389,012	100,143
Collateralized mortgage obligations	5,558,664	329,329	11,190,910	145,656
Municipal bonds	—	—	7,828,330	170,787
Corporate obligations	651,464	98,536	2,831,546	43,454
Total less than 12 months	$14,077,945	$875,250	$33,343,802	$485,311
Unrealized loss for more than 12 months:
US treasuries	4,461,054	648,237	—	—
Mortgage-backed securities	5,727,694	581,478	—	—
Collateralized mortgage obligations	9,285,366	539,954	—	—
Municipal bonds	7,028,911	1,733,506	—	—
Corporate obligations	2,515,582	359,418	—	—
Total more than 12 months	29,018,607	3,862,593	—	—
Total	$43,096,552	$4,737,843	$33,343,802	$485,311

At December 31, 2022 and 2021, unrealized losses in the investment portfolio related to debt securities. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades or the repayment sources of principal and interest are backed by government entities. At December 31, 2022, all 48 securities contained unrealized losses. At December 31, 2021, all US treasuries, four of fourteen mortgage backed securities, seven of thirteen collateralized mortgage obligations, eight of nine municipal bonds and all corporate obligations contained unrealized losses. The Bank does not intend to sell the investments and it is not likely that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Investment securities with maturities -
Within 1 year	$—	$—
1 to 5 years	5,006,018	4,863,478
5 to 10 years	17,496,709	14,657,011
Over 10 years	—	—
Mortgage-backed securities and collateralized mortgage obligations	25,331,668	23,576,063
Total	$47,834,395	$43,096,552

The Bank did not sell any investment securities available-for-sale during 2022 or 2021. Securities with carrying values of approximately $197,000 and $142,000 at December 31, 2022 and 2021, respectively, were pledged to secure public deposits as required by law and for other purposes.
NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans, by purpose code, at December 31, 2022 and 2021, are summarized as follows:

	December 31, 2022	Percent	December 31, 2021	Percent
Real estate loans:
Residential	$136,382,014	40.16%	$98,433,124	36.27%
Home equity	12,410,820	3.65%	11,510,661	4.24%
Multi-family	24,613,700	7.25%	19,937,187	7.35%
Commercial	111,394,065	32.80%	89,830,611	33.10%
Construction and land development	27,921,088	8.22%	34,401,702	12.68%
Total real estate loans	312,721,687		254,113,285
Consumer loans	1,210,164	0.36%	1,373,761	0.51%
Commercial and industrial loans	25,665,751	7.56%	15,900,097	5.85%
Total loans	339,597,602	100.00%	271,387,143	100.00%
Less: Allowance for loan losses	4,362,178		4,183,599
Deferred loan fees	1,096,553		899,096
Loans, net	$334,138,871		$266,304,448

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations primarily in Thomas County, Georgia; Tallahassee, Florida; Savannah, Georgia; and Jacksonville, Florida. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent on the real estate market.

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

The Bank was paid a processing fee from the SBA on PPP loan originations ranging from 1% to 5%, based on the size of the loans. During the years ended December 31, 2022 and 2021, the Bank recorded approximately $0 and 481,000, respectively, in PPP-related SBA fees in total. These fees are accreted into interest income over the estimated life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. As of December 31, 2022 and 2021, the Bank has recognized approximately $62,000 and $678,000, respectively, in PPP-related SBA fees through accretion. Deferred PPP-related SBA fees totaled $4,000 and $62,000 at December 31, 2022 and 2021, respectively.

Allowance for Loan Losses:

The following schedule presents a roll-forward of the allowance for loan losses as of December 31:

	Year Ended December 31,
	2022	2021
Beginning balance	$4,183,599	$4,085,719
Charge-offs:
Real estate loans:
Residential	(2,842)	(11,123)
Home equity	—	—
Multi-family	—	—
Commercial	—	—
Construction and land development	—	—
Total real estate loans	(2,842)	(11,123)
Consumer loans	(64,612)	(48,022)
Commercial and industrial loans	—	(78,219)
Total charge-offs	(67,454)	(137,364)
Recoveries:
Real estate loans:
Residential	53,026	33,794
Home equity	—	—
Multi-family	—	—
Commercial	—	19,651
Construction and land development	11,345	24,392
Total real estate loans	64,371	77,837
Consumer loans	6,884	6,595
Commercial and industrial loans	63,873	27,629
Total recoveries	135,128	112,061
Net recoveries (charge offs)	67,674	(25,303)
Provision for allowance for loan losses	110,905	123,183
Ending balance	$4,362,178	$4,183,599

Allowance for Loan Losses (Continued):

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2022 and 2021:

	Loans		Allowance for loan losses
	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
December 31, 2022 -
Real estate loans:
Residential	$1,037,428	$135,344,586	$—	$1,960,955
Home equity	—	12,410,820	—	186,733
Multi-family	—	24,613,700	—	225,869
Commercial	57,000	111,337,065	—	1,632,241
Construction and development	43,388	27,877,700	—	264,589
Total real estate loans	1,137,816	311,583,871	—	4,270,387
Consumer loans	—	1,210,164	—	615
Commercial and industrial loans	—	25,665,751	—	81,182
Unallocated	—	—	—	9,994
Total	$1,137,816	$338,459,786	$—	$4,362,178
December 31, 2021 -
Real estate loans:
Residential	$1,517,822	$96,915,302	$—	$1,468,649
Home equity	—	11,510,661	—	174,579
Multi-family	—	19,937,187	—	288,455
Commercial	—	89,830,611	—	1,757,794
Construction and development	9,928	34,391,774	—	350,586
Total real estate loans	1,527,750	252,585,535	—	4,040,063
Consumer loans	—	1,373,761	—	1,798
Commercial and industrial loans	—	15,900,097	—	109,724
Unallocated	—	—	—	32,014
Total	$1,527,750	$269,859,393	$—	$4,183,599

Impaired Loans:

The following tables present impaired loans by class of loans as of December 31, 2022 and 2021:

	Recorded Investment	Principal Balance	Related Allowance
December 31, 2022 -
Impaired loans with related allowance:
Real estate loans:
Residential	$—	$—	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	—	—	—
Total real estate loans	—	—	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$—	$—	$—
Impaired loans without related allowance:
Real estate loans:
Residential	$1,037,428	$1,037,428	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	57,000	57,000	—
Construction and land development	43,388	43,388	—
Total real estate loans	1,137,816	1,137,816	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$1,137,816	$1,137,816	$—

Impaired Loans (Continued):

	Recorded Investment	Principal Balance	Related Allowance
December 31, 2021 -
Impaired loans with related allowance:
Real estate loans:
Residential	$—	$—	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	—	—	—
Total real estate loans	—	—	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$—	$—	$—
Impaired loans without related allowance:
Real estate loans:
Residential	$1,517,822	$1,517,822	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	9,928	9,928	—
Total real estate loans	1,527,750	1,527,750	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$1,527,750	$1,527,750	$—

The average net investment on impaired loans and interest income recognized and received on impaired loans are as follows:

	Year Ended December 31,
	2022
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate loans:
Residential	$1,312,688	$45,091	$63,343
Home equity	—	—	—
Multi-family	—	—	—
Commercial	19,000	1,247	1,247
Construction and land development	24,606	1,500	3,012
Total real estate loans	1,356,294	47,838	67,602
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$1,356,294	$47,838	$67,602

	2021
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate loans:
Residential	$1,560,984	$92,374	$92,705
Home equity	598	—	—
Multi-family	—	—	—
Commercial	831,676	—	—
Construction and land development	57,086	520	399
Total real estate loans	2,450,344	92,894	93,104
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$2,450,344	$92,894	$93,104

Past Due and Nonaccrual Loans:

The following tables present the aging of the recorded investment in past due loans and nonaccrual loans as of December 31, 2022 and 2021, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Non-accrual
December 31, 2022 -
Real estate loans:
Residential	$221,100	$—	$31,541	$252,641	$136,129,373	$136,382,014	$453,749
Home equity	24,968	57,266	—	82,234	12,328,586	12,410,820	—
Multi-family	—	—	—	—	24,613,700	24,613,700	—
Commercial	—	—	57,000	57,000	111,337,065	111,394,065	57,000
Construction and land development	—	—	—	—	27,921,088	27,921,088	43,388
Total real estate loans	246,068	57,266	88,541	391,875	312,329,812	312,721,687	554,137
Consumer loans	5,718	—	—	5,718	1,204,446	1,210,164	—
Commercial and industrial loans	—	—	—	—	25,665,751	25,665,751	—
	$251,786	$57,266	$88,541	$397,593	$339,200,009	$339,597,602	$554,137
December 31, 2021 -
Real estate loans:
Residential	$1,330,647	$75,169	$—	$1,405,816	$97,027,308	$98,433,124	$354,295
Home equity	—	—	—	—	11,510,661	11,510,661	—
Multi-family	—	—	—	—	19,937,187	19,937,187	—
Commercial	—	—	—	—	89,830,611	89,830,611	—
Construction and land development	—	9,928	60,111	70,039	34,331,663	34,401,702	60,111
Total real estate loans	1,330,647	85,097	60,111	1,475,855	252,637,430	254,113,285	414,406
Consumer loans	—	—	—	—	1,373,761	1,373,761	—
Commercial and industrial loans	—	—	—	—	15,900,097	15,900,097	—
	$1,330,647	$85,097	$60,111	$1,475,855	$269,911,288	$271,387,143	$414,406

As of December 31, 2022 and 2021 there were no loans greater than 90 days past due and still accruing.

Troubled Debt Restructurings:

The Bank did not modify any loans in 2022 or 2021 in a manner that would be considered troubled debt restructurings. There were no specific allowances allocated to troubled debt restructurings as of December 31, 2022 or 2021. The Bank did not commit to lend any additional amounts to customers with outstanding loans that are classified as troubled restructurings. Certain troubled debt restructurings are accruing loans in which interest is earned when payments are made. Management continues to evaluate these accruing troubled debt restructurings for impairment on a quarterly basis. During the years ended December 31, 2022 and 2021, no restructured loans defaulted subsequent to modification.

COVID-19 Related Loan Modifications:

The Bank implemented a customer payment deferral program to assist borrowers that may be experiencing financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) have been provided. As of December 31, 2020, all loans that were granted COVID-19 related payment deferrals had resumed making payments under the terms of the original loan agreements. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals continued to be reported as current loans throughout the agreed upon deferral period and were not classified as troubled debt restructurings. In 2022 and 2021, there were no COVID-19 related modifications.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of December 31, 2022 and 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Credit Exposure Based on Risk Ratings:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2022 -
Real estate loans:
Residential	$134,695,557	$447,915	$1,238,542	$—	$—	$136,382,014
Home equity	12,410,820	—	—	—	—	12,410,820
Multi-family	24,613,700	—	—	—	—	24,613,700
Commercial	101,192,649	7,335,673	2,865,743	—	—	111,394,065
Construction and land development	27,793,996	20,263	106,829	—	—	27,921,088
Total real estate loans	300,706,722	7,803,851	4,211,114	—	—	312,721,687
Consumer loans	1,210,164	—	—	—	—	1,210,164
Commercial and industrial loans	25,665,751	—	—	—	—	25,665,751
	$327,582,637	$7,803,851	$4,211,114	$—	$—	$339,597,602
December 31, 2021 -
Real estate loans:
Residential	$95,421,741	$1,764,789	$1,246,594	$—	$—	$98,433,124
Home equity	11,510,661	—	—	—	—	11,510,661
Multi-family	19,937,187	—	—	—	—	19,937,187
Commercial	78,797,687	8,075,262	2,957,662	—	—	89,830,611
Construction and land development	31,347,154	2,920,406	134,142	—	—	34,401,702
Total real estate loans	237,014,430	12,760,457	4,338,398	—	—	254,113,285
Consumer loans	1,373,761	—	—	—	—	1,373,761
Commercial and industrial loans	15,900,097	—	—	—	—	15,900,097
	$254,288,288	$12,760,457	$4,338,398	$—	$—	$271,387,143

NOTE 4 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022	December 31, 2021
Land	$47,512	$47,512
Buildings and improvements	4,976,189	4,951,619
Furniture and equipment	1,988,527	1,949,632
Leasehold improvements	16,675	—
Automobiles	56,845	56,845
	7,085,748	7,005,608
Less: Accumulated depreciation and amortization	3,953,466	3,780,719
Premises and equipment, net	$3,132,282	$3,224,889

Depreciation expense was approximately $348,000 and $366,000 for the years ended December 31, 2022 and 2021, respectively.

NOTE 5 - CERTIFICATES OF DEPOSIT

The aggregate amount of certificates of deposit, that exceed the FDIC insurance limit of $250,000, were approximately $11,522,000 at December 31, 2022 and $7,833,000 at December 31, 2021.

At December 31, 2022, the scheduled maturities of certificates of deposit were as follows:

2023	$76,686,579
2024	10,193,633
2025	1,642,485
2026	982,701
2027	—
$89,505,398

NOTE 6 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Previous FHLB advances were paid off in July of 2021. Prepayment fees of $14,537 were netted against gains of $26,749. A net gain of $12,212 was recognized in other income during the year ended December 31, 2021. The following advances from the FHLB were outstanding as of December 31, 2022:

Advance Date	Amount	Rate	Interest Rate	Maturity	Call Feature
11/18/2022	$11,000,000	Fixed	4.57%	11/20/23	N/A

The FHLB advances are collateralized by the Bank’s FHLB stock and a blanket lien on certain of the Bank’s residential and commercial real estate loans with a carrying value of approximately $56,438,000 and $15,658,000 at December 31, 2022 and 2021, respectively. The Bank had approximately $45,400,000 and $15,700,000 in available borrowing capacity through the FHLB at December 31, 2022 and 2021, respectively.

Unsecured federal funds lines of credit totaling $28,500,000 were available to the Bank for overnight borrowing through correspondent banks at December 31, 2022 and 2021. The Bank also had approximately $5,800,000 and $5,700,000 in available borrowing capacity through the Federal Reserve Bank of Atlanta at December 31, 2022 and 2021, respectively. There were no borrowings against either of these facilities at December 31, 2022 or 2021. The available borrowings with the Federal Reserve Bank are collateralized by a blanket lien on certain of the Bank’s residential and commercial real estate loans with a carrying value of approximately $8,400,000 and $9,300,000 at December 31, 2022 and 2021, respectively.

NOTE 7 - INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Current - Alternative minimum tax	$(7,651)	$14,390
Deferred	98,260	(62,721)
Utilization of operating loss carryforward	614,475	849,585
Change in valuation allowance	(29,612)	21,759
	$675,472	$823,013

The difference between the actual income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31, 2022 and 2021, is as follows:

	2022	2021
Pretax income at statutory rate	$511,536	$727,329
Add (deduct):
State income tax expense, net of federal benefit	99,166	114,775
Tax-exempt income	(57,977)	(68,496)
Stock based compensation	74,747	—
Change in valuation allowance	(29,612)	21,759
Other	77,612	27,646
	$675,472	$823,013

The following summarizes the sources and expected tax consequences of future taxable deductions or income, which comprise the net deferred tax asset, which is included as a component of other assets at December 31, 2022 and 2021:

	2022	2021
Deferred income tax assets:
Deferred compensation	$363,195	$295,006
Net operating loss carryforward	719,078	1,333,553
Other real estate owned	36,452	26,804
State tax credits	168,609	198,221
Defined benefit obligations (non-qualified)	279,483	490,528
Non-accrual loans	64,818	126,915
Frozen pension accrual (tax qualified)	265,252	327,425
Unrealized loss on investment securities available-for-sale	1,191,567	64,467
Other	4,836	24,412
Total gross deferred tax assets	3,093,290	2,887,331
Less: Valuation allowance	(168,609)	(198,221)
Net deferred tax asset	2,924,681	2,689,110
Deferred income tax liabilities:
Premises and equipment	6,832	14,021
Allowance for loan losses	92,649	120,539
Director fee plan	24,535	8,663
Other	—	3,863
Total gross deferred tax liabilities	124,016	147,086
Net deferred tax asset	$2,800,665	$2,542,024

The future tax consequences of the differences between the financial reporting and tax basis of the Company's assets and liabilities resulted in a net deferred tax asset. A valuation allowance in the amount of $168,609 and $198,221 as of December 31, 2022 and 2021, respectively, was established as these deferred tax assets relate to state tax credit carryforwards that will likely expire prior to realization. As of December 31, 2022, the Company had federal net operating loss carryforwards of approximately $2,631,000 and state net operating loss carryforwards of approximately $3,830,000, which will begin to expire in 2031 unless previously utilized.

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

	December 31, 2022	December 31, 2021
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$49,189,000	$28,204,000
Stand-by letters of credit	$819,000	$931,000

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

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds real estate and assignments of deposit accounts as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for these commitments at December 31, 2022 and 2021 varies.

NOTE 9 - RELATED PARTY TRANSACTIONS

In the normal course of business, officers and directors of the Company and the Bank, and certain business organizations and individuals associated with them, maintain a variety of relationships with the Bank. Transactions with officers and directors are made on terms comparable to those available to other Bank customers. At December 31, 2022 and 2021, deposits from directors, executive officers, and their related interests aggregated approximately $753,000 and $771,000, respectively. The following summary reflects related party loan activity during 2022 and 2021.

	2022	2021
Beginning balance	$364,810	$571,210
New loans and advancements	319,453	40,000
Change in executive officers and directors	—	(131,838)
Repayments	(190,274)	(114,562)
Ending Balance	$493,989	$364,810

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total common equity Tier 1, total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2022 and 2021, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2022 and 2021, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios, and minimum amounts under current regulatory standards, as of December 31, 2022 and 2021, are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2022:
Common Equity Tier 1 Capital to Risk- Weighted Assets	$67,153	21.32%	$14,172	4.50%	$20,470	6.50%
Total Capital to Risk- Weighted Assets	$71,094	22.57%	$25,194	8.00%	$31,492	10.00%
Tier 1 Capital to Risk- Weighted Assets	$67,153	21.32%	$18,895	6.00%	$25,194	8.00%
Tier I Capital to Average Assets	$67,153	16.22%	$16,558	4.00%	$20,697	5.00%
December 31, 2021:
Common Equity Tier 1 Capital to Risk- Weighted Assets	$63,764	25.08%	$11,441	4.50%	$16,526	6.50%
Total Capital to Risk- Weighted Assets	$66,954	26.33%	$20,340	8.00%	$25,425	10.00%
Tier 1 Capital to Risk- Weighted Assets	$63,764	25.08%	$15,255	6.00%	$20,340	8.00%
Tier I Capital to Average Assets	$63,764	16.64%	$15,327	4.00%	$19,159	5.00%

NOTE 11 - EMPLOYEE BENEFIT PLANS

401(k):

The Bank sponsors a 401(k) plan. The 401(k) plan covers substantially all employees and provides for an employer matching contribution based on a percentage of salary contributed to the plan. The Bank contributed approximately $193,000 and $210,000 to the 401(k) plan during 2022 and 2021, respectively.

Supplemental Executive Retirement Plans:

During 2019, the Bank entered into supplemental executive retirement agreements (each, a “SERP”) with certain of its officers whereby a specified monthly benefit is payable upon a normal retirement for a period of 10 years. Each SERP is a nonqualified deferred compensation arrangement that conditions payment of the full normal retirement benefit upon an officer’s attaining normal retirement age while in the service of the Bank. Otherwise, the retirement benefit is earned over time and, with the exception of the SERPs for a former and a current executive officer, is subject to a ten-year vesting schedule. Moreover, the amount and timing of payment of the retirement benefit may vary depending upon the circumstances of an officer’s earlier termination of employment, including death, disability, or in connection with a change in control. The retirement benefit is forfeited in the event of a termination of employment for cause or if grounds exist for such a termination. The expense associated with the SERPs is offset by earnings on life insurance policies owned by the Bank. The cash surrender value on these insurance policies was approximately $11,443,000 and $11,167,000 as of December 31, 2022 and 2021, respectively. Additionally, at December 31, 2022 and 2021, the Bank has recorded a liability for the present value of the future retirement benefits of approximately $913,000 and $641,000, respectively, to be paid under the SERPs. Expense for the SERPs was approximately $272,000 and $150,000 for the years ended December 31, 2022 and 2021, respectively. In determining the SERPs obligation for 2022 and 2021, the discount rate used was 4.74% and 2.17%, respectively.

Director Deferred Fee Practice:

The Bank has maintained a discretionary practice of paying a retirement benefit to eligible non-employee directors who attain at least age 70 in the service of the Bank with at least 15 years of service to their credit. Under this practice, each eligible retired director received a monthly benefit in the amount of $825. In anticipation of the Reorganization (see Note 13), the Bank decided to formalize and revise this practice in 2020. The Bank has relinquished its discretion over the practice with respect to eligible retired directors and current non-employee directors who satisfied the eligibility criteria for the benefit as of December 31, 2019. The normal retirement benefit for this group will be a monthly benefit in the amount of $825 a month for the remaining life of the director. With respect to all other non-employee directors serving as of December 31, 2019, the amount of the normal monthly benefit will remain unchanged, but will be paid over a period of 10 years following retirement or, if less, the director’s remaining lifetime. The eligibility criteria for this group has been changed to the attainment of at least age 65 with at least 10 years of service. No future non-employee director will be eligible for a benefit under this formalized plan. The Bank has recorded and will continue to record a liability for these payments as post-retirement defined benefit obligations. The Bank recognized current year expense of $42,000 and $47,000 during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Bank had a projected defined benefit obligation of approximately $433,000 and $498,000, respectively, assuming the continuation of its then existing practice. The discount rate used in determining the accumulated post-retirement defined benefit obligation was 4.74% in 2022 and 2.17% in 2021.

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

Tax-Qualified Frozen Defined Benefit Pension Plan (Continued):

The following is a summary of the components of the net periodic post-retirement benefit cost (benefit) during 2022 and 2021:

	2022	2021
Interest cost	$318,035	$300,973
Expected return on assets	(648,348)	(710,539)
Amortization of unrecognized loss	83,081	219,288
Periodic post-retirement cost (benefit)	$(247,232)	$(190,278)

The discount rate used in determining the accumulated post-retirement benefit obligation was 2.68% and 2.33% in 2022 and 2021, respectively. The expected long-term rate of return on assets was 7.00% and 8.00% during 2022 and 2021, respectively. The assumed rates of salary increase used in measuring the accumulated post-retirement benefit obligation ranged from 5.35% to 10.10% during 2021. There was no assumed rate of salary increase used in measuring the accumulated post-retirement benefit obligation during 2022.

The Bank expects to make contributions to the plan in 2023 totaling $27,000. The following table presents the estimated benefit payments for each of the next five years and in the aggregate for the five years thereafter as of December 31, 2022:

2023	$588,005
2024	591,598
2025	590,780
2026	590,647
2027	584,585
2027-2031	2,801,054
$5,746,669

The following is a reconciliation of the accumulated post-retirement benefit obligation as of December 31, 2022 and 2021:

	2022	2021
Projected benefit obligation at beginning of year	$12,159,755	$13,209,019
Interest cost	318,035	300,973
Actuarial gain	(3,034,835)	(766,993)
Benefits paid	(587,833)	(583,244)
Projected benefit obligation at end of year	$8,855,122	$12,159,755

Tax-Qualified Frozen Defined Benefit Pension Plan (Continued):

The following is a summary of the change in plan assets during 2022 and 2021:

	2022	2021
Fair value of plan assets at beginning of year	$9,587,893	$9,168,583
Actual (loss) return on assets	(1,570,382)	1,068,427
Employer contributions	—	—
Administrative expenses	(60,041)	(65,873)
Benefits paid, net	(587,833)	(583,244)
Fair value of plan assets at end of year	$7,369,637	$9,587,893

The fair values of the Bank’s pension plan assets at December 31, 2022 and 2021, by asset category, are as follows:

		Fair Value Measurements
	Assets Measured at Fair Value	Level 1	Level 2	Level 3
December 31, 2022:
Cash and cash equivalents	$13,488	$13,488	$—	$—
Debt securities mutual funds	2,410,250	2,410,250	—	—
Equity securities mutual funds	4,945,899	4,945,899	—	—
	$7,369,637	$7,369,637	$—	$—
December 31, 2021:
Cash and cash equivalents	$14,881	$14,881	$—	$—
Debt securities mutual funds	3,059,854	3,059,854	—	—
Equity securities mutual funds	6,513,158	6,513,158	—	—
	$9,587,893	$9,587,893	$—	$—

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

Tax-Qualified Frozen Defined Benefit Pension Plan (Continued):

The following is a summary of the amount recognized in other liabilities as of December 31, 2022 and 2021:

	2022	2021
Projected benefit obligation at end of year	$8,855,122	$12,159,755
Fair value of plan assets at end of year	(7,369,637)	(9,587,893)
	$1,485,485	$2,571,862

Amounts recognized in accumulated other comprehensive loss, net of tax, as of December 31, 2022 and 2021 were:

	2022	2021
Net loss	$(1,111,263)	$(1,950,408)
Total accumulated other comprehensive loss	$(1,111,263)	$(1,950,408)

Amounts recognized in the accumulated post-retirement benefit obligation and other comprehensive income (loss) for the years ended December 31, 2022 and 2021 were:

	2022	2021
Net loss	$(756,064)	$(1,059,008)
Amortization of net unrecognized gain	(83,081)	(219,288)
Total accumulated other comprehensive loss	$(839,145)	$(1,278,296)

Employee Stock Ownership Plan:

As part of the stock offering, the Company established the TC Federal Bank Employee Stock Ownership Plan ("ESOP") to provide eligible employees of the Company the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal limits. The Company uses the principal and interest method to determine the release of shares amounts. The number of shares committed to be released per year through 2040 is 19,593.

The ESOP funded its purchase of 391,868 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank's contributions to the ESOP over the remaining loan term of 18 years. At December 31, 2022 and 2021, the remaining principal balance on the ESOP debt was $3.6 million and $3.7 million, respectively. Dividends on shares are used for debt service.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to the fair market value of shares when they are committed to be released from the suspense account to participants' accounts under the plan. Total compensation expense recognized in connection with the ESOP for the year ended December 31, 2022 and 2021 was approximately $342,000 and $335,000, respectively.

	2022	2021
Shares held by the ESOP include the following:
Allocated	—	—
Committed to be allocated	39,186	19,593
Unallocated	352,682	372,275
Total	391,868	391,868

The fair value of unallocated shares was approximately $5.3 million and $5.0 million at December 31, 2022 and 2021, respectively.

Equity Plan:

On September 21, 2022, the Company's stockholders approved the TC Bancshares, Inc. 2022 Equity Incentive Plan ("Equity Plan") which authorizes the issuance of up to 700,000 shares of the Company's common stock. This plan allows for the grant of stock options, restricted stock awards and other equity awards to its officers, employees, directors, advisors and consultants.

Stock options time-vest over a five year period and have been fair valued as of the date of the grant. A summary of stock option activity for the year ended December 31, 2022 is presented below:

	2022
	Number of Options	Weighted Average Grant Date Fair Value
Stock Options
Outstanding at beginning of year	—	—
Granted	357,510	$5.06
Exercised	—	—
Forfeited	—	—
Outstanding at end of year	359,532	$5.06

For the year ended December 31, 2022, the Company recognized $361,000 in compensation cost related to stock options, which is included in salaries and employee benefits expense in the accompanying consolidated statements of income. At December 31, 2022, there was $1.4 million of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 4 years.

The estimated fair value of stock options granted during the year ended December 31, 2022 was determined as of the date of the grant, using the Black-Scholes options pricing model, under the following assumptions:

2022

Average-risk-free interest rate	3.77%
Expected life in years	7.50
Expected dividend yield	0.05%
Expected stock volatility	20.89%

Restricted stock awards time-vest over a five year period and have been fair valued as of the date of the grant. A summary of restricted stock activity for the year ended December 31, 2022 is presented below:

	2022
	Number of shares	Weighted Average Grant Date Fair Value
Restricted Stock Awards
Outstanding at beginning of year	—	—
Granted	156,590	$14.85
Vested	(32,598)	14.85
Forfeited	—	—
Outstanding at end of year	123,992	$14.85

For the year ended December 31, 2022, the Company recognized $465,000 in compensation cost related to restricted stock awards, which is included in salaries and employee benefits expense in the accompanying consolidated statements of income. At December 31, 2022, there was $1.9 million of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 4 years The terms of the restricted stock agreements permit the surrender of shares to the
Company upon vesting in order to satisfy applicable tax withholding rates, and accordingly 5,568 shares were surrendered during 2022.

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

Assets Recorded at Fair Value on a Recurring Basis. The table below presents the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2022 and 2021, all of which consisted of investment securities available-for-sale:

	Level 1	Level 2	Level 3	Total
December 31, 2022:
US treasuries	$—	$9,324,532	$—	$9,324,532
Mortgage-backed securities	—	8,732,033	—	8,732,033
Collateralized mortgage obligations	—	14,844,030	—	14,844,030
Municipal bonds	—	7,028,911		7,028,911
Corporate obligations	—	3,167,046	—	3,167,046
Investment securities available-for-sale	$—	$43,096,552	$—	$43,096,552
December 31, 2021:
US treasuries	$—	$5,104,004	$—	$5,104,004
Mortgage-backed securities	—	10,369,291	—	10,369,291
Collateralized mortgage obligations	—	18,729,594	—	18,729,594
Municipal bonds		8,597,201	—	8,597,201
Corporate obligations	—	2,831,546	—	2,831,546
Investment securities available-for-sale	$—	$45,631,636	$—	$45,631,636

Assets Recorded at Fair Value on a Nonrecurring Basis. The Bank may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2022 and 2021:

	Level 1	Level 2	Level 3	Total
December 31, 2022:
Other real estate owned	$—	$—	$683,800	$683,800
Impaired loans	—	—	—	—
	$—	$—	$683,800	$683,800
December 31, 2021:
Other real estate owned	$—	$—	$1,115,100	$1,115,100
Impaired loans	—	—	—	—
	$—	$—	$1,115,100	$1,115,100

The following tables show significant unobservable inputs used in the fair value measurement of Level 3 assets:

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Discount
December 31, 2022:
Other real estate owned	$683,800	Third party appraisals and sales contracts	Collateral values, market discounts and estimated costs to sell	52%
Impaired loans	$—	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	—

December 31, 2021:
Other real estate owned	$1,115,100	Third party appraisals and sales contracts	Collateral values, market discounts and estimated costs to sell	22%
Impaired loans	$—	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	—

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

Other Investments. Other investments consist of FHLB and FRB stock whose carrying value approximates its fair value.

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

The carrying amounts and estimated fair values of the Bank’s financial instruments as of December 31, 2022 and 2021 are as follows:

		Fair Value Measurements at December 31, 2022
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$25,545,872	$25,545,872	$25,545,872	$—	$—
Certificates of deposit with other banks	1,739,000	1,739,000	1,739,000	—	—
Investment securities available-for-sale	43,096,552	43,096,552	—	43,096,552	—
Other investments	1,377,500	1,377,500	—	1,377,500	—
Mortgage loans held for sale	2,085,099	2,085,099	—	2,085,099	—
Loans, net	334,138,871	318,195,000	—	—	318,195,000
Bank owned life insurance	11,442,653	11,442,653	11,442,653	—	—
Financial liabilities:
Deposits	328,840,232	327,148,834	239,334,834	—	87,814,000
FHLB advances	11,000,000	10,953,000	—	—	10,953,000

		Fair Value Measurements at December 31, 2021
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$41,890,831	$41,890,831	$41,890,831	$—	$—
Certificates of deposit with other banks	3,451,000	3,451,000	3,451,000	—	—
Investment securities available-for-sale	45,631,636	45,631,636	—	45,631,636	—
Other investments	190,700	190,700	—	190,700	—
Mortgage loans held for sale	2,844,707	2,844,707	—	2,844,707	—
Loans, net	266,304,448	274,168,000	—	—	274,168,000
Bank owned life insurance	11,166,573	11,166,573	11,166,573	—	—
Financial liabilities:
Deposits	289,316,708	289,267,454	216,786,454	—	72,481,000
FHLB advances	—	—	—	—	—

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
NOTE 13 – STOCKHOLDERS' EQUITY AND CHANGE IN CORPORATE FORM

Stockholders' Equity:

On August 4, 2022, the Company announced a program to repurchase 250,000 shares of the Company's common stock Shares may be repurchased in open market or private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing and amount of any repurchases will depend on a number of factors, including the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. During 2022, 75,172 shares of the Company's common stock had been repurchased at an average price of $14.44.

Earnings per Share:

Earnings per common share was computed based on the following:

	2022	2021

Numerator:
Income applicable to common shares	$1,760,413	$1,159,598
Denominator:
Weighted average common shares outstanding	4,880,723	4,371,646
Effect of dilutive securities:
Stock options	1,200	—
Weighted average common shares outstanding - assuming dilution	4,881,923	4,371,646
Earnings per common share	$0.36	$0.27
Earnings per common share - assuming dilution	$0.36	$0.27

For the year December 31, 2022, earnings per share is calculated for the full year. For the year December 31, 2021, earnings per share is calculated for the period that the Company's shares of common stock were outstanding (July 20, 2021 through December 31, 2021). The net earnings for this period was approximately $1,200,000 and the weighted average shares outstanding were 4,371,646.

Change in Corporate Form:

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

NOTE 14 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining to TC Bancshares Inc. only is as follows:

CONDENSED BALANCE SHEETS
	December 31, 2022	December 31, 2021
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$18,456	$19,855
Investment in TC Federal Bank	63,524	63,251
Other assets	3,642	3,735
Total assets	$85,622	$86,841
LIABILITIES
Other liabilities	$344	$28
Total liabilities	344	28
STOCKHOLDERS' EQUITY
Stockholders' equity	85,278	86,813
Total liabilities and stockholders' equity	$85,622	$86,841

CONDENSED STATEMENTS OF INCOME
	For the Year Ended
	December 31, 2022	December 31, 2021
	(Dollars in thousands)
INCOME
Interest income	$121	$59
EXPENSE
Other expense	315	41
(Loss) Income before income tax expense and equity in undistributed net income of TC Federal Bank	(194)	18
Income tax (benefit) expense	(52)	4
Net (loss) income before equity in undistributed net income of TC Federal Bank	(142)	14
Equity in undistributed net income of TC Federal Bank	1,903	2,626
Net income	$1,761	$2,640

CONDENSED STATEMENTS OF CASH FLOW
	For the Year Ended
	December 31, 2022	December 31, 2021
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,761	$2,640
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed net income of TC Federal Bank	(1,903)	(2,626)
ESOP expense	240	266
Amortization of unearned compensation associated with restricted stock	465	—
Stock based compensation	361	—
Decrease (increase) in other assets	93	(3,735)
Increase in other liabilities	316	28
Net cash provided by (used in) operating activities	1,333	(3,427)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to TC Federal Bank	(1,067)	(20,260)
Net cash used in investing activities	(1,067)	(20,260)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	48,984
Dividends	(497)	—
Purchase of common stock	(1,085)	—
Repurchase of stock for tax obligation on restricted shares	(83)	—
Stock offering expenses	—	(1,523)
Common stock purchased by ESOP	—	(3,919)
Net cash (used in) provided by financing activities	(1,665)	43,542
Net (decrease) increase in cash	(1,399)	19,855
Cash at beginning of year	19,855	—
Cash at end of year	$18,456	$19,855

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be set forth in the definitive Proxy Statement for the Company's 2022 annual meeting of stockholders (the "Proxy Statement") to be filed with the SEC in advance of such meeting.

Item 11. Executive Compensation.

The information required by this Item 11 will be set forth in the Proxy Statement to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be set forth in the Proxy Statement to be filed with the SEC.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	481,502	$14.85	185,900
Equity compensation plans not approved by security holders	--	--	--
Total at December 31, 2022	481,502	14.85	185,900

(1) Includes 123,992 shares potentially issuable upon the vesting of outstanding restricted stock.

(2) The weighted average exercise price relates only to the exercise of outstanding options included in column (a).

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

3.1	Articles of Incorporation of TC Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration No. 333-254212) filed March 12, 2021).
3.2	Amended and Restated Bylaws of TC Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed June 22, 2021).
4.1	Form of Common Stock Certificate of TC Bancshares, Inc. (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-1 (Registration No. 333-254212) filed March 12, 2021)
4.2	Description of TC Bancshares, Inc.'s Securities. (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021)
10.1

Directors Deferred Compensation Plan. (incorporated by reference to Exhibit 10.1 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (Registration No. 333-254212) filed April 23, 2021)†

10.2	Amended and Restated Employment Agreement with G.H. Eiford. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 31, 2023)†
10.3	Employment Agreement with Nat Higdon (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021)†
10.4

Supplemental Executive Retirement Plan with G.H. Eiford (incorporated by reference to Exhibit 10.6 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (Registration No. 333-254212) filed April 23, 2021) †

10.5	Supplemental Executive Retirement Plans with N. Higdon (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021)†
10.6	Supplemental Executive Retirement Plan with L. Palmer (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021)†

10.7	Form of Split Dollar Agreement (Incorporated by reference to Exhibit 10.8 of the Company's Amendment No. 1 to Registration Statement on Form S-1/A (Registration No. 333-254212) filed April 23, 2021)†
10.8	TC Bancshares, Inc. 2022 Equity Incentive Plan (incorporated by reference to Appendix A of the Company's Proxy Statement in Schedule 14A filed on August 5, 2022)†
10.9	Form of Award Agreement for Stock Options (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-8 (No. 333-269024))†
10.10	Form of Award Agreement for Restricted Stock (incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-8 (No. 333-269024))†
21	List of Subsidiaries (incorporated by reference to Exhibit 21 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021)
23.1	Consent of Wipfli*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer*
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Income for the two-year period ended December 31, 2022, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Change in Equity for the two-year period ended December 31, 2022, (v) Consolidated Statements of Cash Flows for the two-year period ended December 31, 2022, and (vi) the Notes to Consolidated Financial Statements with detail tagging.*

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

TC BANCSHARES, INC.

Date: March 23, 2023	By:	/s/ Gregory H. Eiford
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

Name	Title	Date

/s/ Gregory H. Eiford	President, Chief Executive Officer,	March 23, 2023
Gregory H. Eiford	Principal Executive Officer

/s/ Linda Palmer	Executive Vice President, Chief Financial Officer,	March 23, 2023
Linda Palmer	Principal Financial and Accounting Officer

/s/ G. Matthew Brown	Director	March 23, 2023
G. Matthew Brown

/s/ Joshua Travis Bryant	Director	March 23, 2023
Joshua Travis Bryant
/s/Peter A. DeSantis, III	Director	March 23, 2023
Peter A. DeSantis, III

/s/Charles M. Dixon	Director	March 23, 2023
Charles M. Dixon

/s/ Jefferson L. Johnson	Director	March 23, 2023
Jefferson L. Johnson

/s/Fortson T. Rumble	Director	March 23, 2023
Fortson T. Rumble

/s/Stephanie B. Tillman	Chairman of the Board	March 23, 2023
Stephanie B. Tillman