Form 10-Q
period 2023-03-31
TC Bancshares, Inc.
filed 2023-05-10
CIK 1850398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023, 4,839,381 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

TC BANCSHARES, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31, 2023 and December 31, 2022

UNAUDITED

ASSETS
	March 31, 2023	December 31, 2022
Cash and due from banks	$26,632,732	$25,545,872
Certificates of deposit with other banks	1,490,000	1,739,000
Investment securities available-for-sale	43,511,529	43,096,552
Other investments	960,400	1,377,500
Mortgage loans held for sale	—	2,085,099
Loans	338,437,878	338,501,049
Allowance for credit losses	(4,639,610)	(4,362,178)
Net loans	333,798,268	334,138,871
Premises and equipment, net	3,980,336	3,132,282
Right-of-use asset	1,917,424	—
Other real estate owned	52,900	683,800
Bank owned life insurance	11,511,381	11,442,653
Accrued interest receivable and other assets	5,886,589	6,375,897
Total Assets	$429,741,559	$429,617,526

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand	$45,781,956	$39,154,420
Interest-bearing demand	159,848,806	168,607,990
Savings	29,711,511	31,572,424
Certificates of deposit	100,572,464	89,505,398
Total deposits	335,914,737	328,840,232
Federal Home Loan Bank advances	—	11,000,000
Lease liability	1,954,153	—
Accrued interest payable and other liabilities	6,028,218	4,499,460
Total liabilities	343,897,108	344,339,692
Commitments
Shareholders' Equity:
Common stock: $.01 par value, 20,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 4,974,200 and 5,049,372 shares issued as of March 31, 2023 and December 31, 2022, respectively; 4,974,200 shares outstanding as of March 31, 2023 and December 31, 2022	49,742	50,494
Additional paid in capital	49,376,533	50,128,052
Retained earnings	45,573,225	45,876,694
Accumulated other comprehensive loss	(3,767,947)	(4,305,039)
Treasury stock: -0- shares and 75,172 shares at March 31, 2023 and December 31, 2022, respectively	—	(1,085,265)
Unearned ESOP shares: 352,682 shares unallocated at March 31, 2023 and December 31, 2022	(3,526,812)	(3,526,812)
Restricted stock	(1,860,290)	(1,860,290)
Total shareholders' equity	85,844,451	85,277,834
Total Liabilities and Shareholders' Equity	$429,741,559	$429,617,526

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	Three Months Ended March 31,
	2023	2022
Interest and Dividend Income:
Interest and fees on loans	$4,277,837	$3,138,193
Interest and dividends on taxable investment securities	327,690	164,122
Interest on deposits with other banks and federal funds sold	306,997	49,322
Total interest and dividend income	4,912,524	3,351,637
Interest Expense:
Interest on deposits	1,154,629	165,142
Interest on borrowings	107,667	—
Total interest expense	1,262,296	165,142
Net interest income	3,650,228	3,186,495
Provision for Credit Losses	18,000	—
Net interest income after provision for credit losses	3,632,228	3,186,495
Other Income:
Service charges on deposit accounts	128,966	136,896
Gain on sale of mortgage loans	94,826	353,930
Gain on sale of premises and equipment	12,086	—
Bank owned life insurance income	68,728	67,947
Other	16,094	3,320
Total other income	320,700	562,093
Other Expense:
Salaries and employee benefits	2,086,785	1,744,554
Occupancy and equipment	237,652	199,626
Other real estate owned, net of operations, (gain) loss on sales and write-downs	(2,767)	10,820
Other	1,178,347	883,567
Total other expense	3,500,017	2,838,567
Income Before Income Taxes	452,911	910,021
Income Tax Expense	120,882	214,128
Net Income	$332,029	$695,893

Earnings per share:
Basic	$0.07	$0.14
Diluted	$0.07	$0.14
Cash dividends per common share	N/A	N/A

Weighted Average Shares Outstanding:
Basic	4,974,200	4,898,350
Diluted	4,974,200	4,898,350

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended March 31,
	2023	2022
Net Income	$332,029	$695,893
Other Comprehensive Income (Loss)
Net of Income Taxes:
Unrealized gains (losses) on securities available-for-sale:
Holding gains (losses) arising during the period, net of taxes of $96,755, and ($487,827), respectively	537,092	(1,318,938)
Total other comprehensive income (loss)	537,092	(1,318,938)
Comprehensive Income (Loss)	$869,121	$(623,045)

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

three months ended March 31, 2023 and 2022

UNAUDITED

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unearned ESOP Shares	Restricted Stock	Total
Balance, December 31, 2021	$48,984	$47,481,077	$44,613,668	$(1,608,401)	$—	$(3,722,747)	$—	$86,812,581
Net income for the three months ended March 31, 2022	—	—	695,893	—	—	—	—	695,893
Other comprehensive loss, net of tax	—	—	—	(1,318,938)	—	—	—	(1,318,938)
Balance, March 31, 2022	$48,984	$47,481,077	$45,309,561	$(2,927,339)	$—	$(3,722,747)	$—	$86,189,536

Balance, December 31, 2022	$50,494	$50,128,052	$45,876,694	$(4,305,039)	$(1,085,265)	$(3,526,812)	$(1,860,290)	$85,277,834
Cumulative change in accounting principle (Note 1)	—	—	(302,504)	—	—	—	—	(302,504)
Balance, January 1, 2023	50,494	50,128,052	45,574,190	(4,305,039)	(1,085,265)	(3,526,812)	(1,860,290)	84,975,330
Net income for the three months ended March 31, 2023	—	—	332,029	—	—	—	—	332,029
Retirement of treasury stock	(752)	(751,519)	(332,994)		1,085,265	—	—	—
Other comprehensive income, net of tax	—	—	—	537,092	—	—	—	537,092
Balance, March 31, 2023	$49,742	$49,376,533	$45,573,225	$(3,767,947)	$—	$(3,526,812)	$(1,860,290)	$85,844,451

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$332,029	$695,893
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	154,491	125,625
Lease expense	36,729	—
Provision for credit losses	18,000	—
Gain on sale of other real estate owned	(8,750)	—
Gain on sale of premises and equipment	(12,086)	—
Increase in cash surrender value of bank owned life insurance	(68,728)	(67,947)
Gain on mortgage loans sold, net	(94,826)	(353,930)
Proceeds from the sale of mortgage loans held for sale	6,158,327	19,680,093
Originations of mortgage loans held for sale	(3,978,402)	(19,020,878)
Change in:
Accrued interest receivable and other assets	345,049	(92,289)
Accrued interest payable and other liabilities	1,528,758	70,208
Net cash provided by operating activities	4,410,591	1,036,775
Cash Flows from Investing Activities:
Net change in interest-bearing deposits in other banks	249,000	245,000
Purchase of investment securities available-for -sale	—	(5,010,156)
Proceeds from calls, paydowns and maturities of investment securities available-for-sale	145,502	740,998
Purchase of other investments	(50,400)	(732,500)
Proceeds from sales of other investments	467,500	—
Net change in loans	67,603	(2,199,249)
Proceeds from sales of other real estate owned	639,650	—
Proceeds from sales of premises and equipment	18,500	—
Purchase of premises and equipment	(935,591)	(70,611)
Net cash provided by (used in) investing activities	601,764	(7,026,518)
Cash Flows from Financing Activities:
Net change in deposits	7,074,505	17,518,540
Repayments of Federal Home Loan Bank advances	(11,000,000)	—
Net cash (used in) provided by financing activities	(3,925,495)	17,518,540
Net Change in Cash and Cash Equivalents	1,086,860	11,528,797
Cash and Cash Equivalents, Beginning of Period	25,545,872	41,890,831
Cash and Cash Equivalents, End of Period	$26,632,732	$53,419,628
Supplement Disclosures of Cash Flow Information:
Cash paid during the period for interest	$1,076,907	$160,125
Non-Cash Investing and Financing Activities:
Change in unrealized losses on securities-for-sale, net of tax	$537,092	$(1,318,938)
Right-of-use asset recorded in exchange for lease liabilities	$1,917,424	$—

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – GENERAL: BASIS OF PRESENTATION

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

Basis of Presentation:

The accounting and financial reporting policies of the Company conform, in all material respects to accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management reflect all necessary adjustments for a fair presentation of the Company's consolidated financial position and consolidated results of operations. All adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2022, included in the Company's 2022 Annual Report on Form 10-K as filed with the SEC. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any future period.

Summary of Significant Accounting Policies:

The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. The Notes to Consolidated Financial Statements appearing in the Company's 2022 Annual Report on Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Estimates as disclosed in the Company's 2022 Annual Report on Form 10-K, except as disclosed in the Allowance for Credit Losses below.

Allowance for Credit Losses:

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net reduction of retained earnings of $302,504 upon adoption. The transition adjustment includes an increase in credit related reserves of $255,000 for loans plus an increase in credit related reserves of $149,147 for unfunded commitments net of a corresponding decrease in deferred tax assets of $101,643.

As allowed by ASC 326, the Company elected to maintain pools of loans accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether modifications to individually acquired financial assets accounted for in pools were troubled debt restructurings as of the date of adoption.

The allowance for credit losses ("ACL") is evaluated on a regular basis and established through charges to earnings in the form of a provision for credit losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

a. Portfolio Segmentation ("Collectively Evaluated Loans")

Portfolio segmentation is defined as the pooling of loans based upon similar risk characteristics such that quantitative methodologies and qualitative adjustment factors for estimating the ACL are constructed for each segment. The Company has identified seven portfolio segments of loans including; real estate - residential, real estate - home equity, real estate - multi-family, real estate - commercial, real estate - construction and land development, consumer loans and commercial and industrial loans.

The ACL for Collectively Evaluated Loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loss experience with reasonable and supportable forecasts using forward looking information. Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics. The Company has determined the nine “universal” qualitative adjustments categories prescribed by the 2006 Interagency Policy Statement are appropriate given their markets and pool of loans. These criteria are evaluated quarterly to ensure additional criteria do not need to be added, nor do the ranges assigned to each category need to be changed. The nine factors are as follows:

1.
Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.
2.
Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.
3.
Changes in the nature and volume of the portfolio and in the terms of loans.
4.
Changes in the experience, ability, and depth of lending management and other relevant staff.
5.
Changes in the volume and severity of past-due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans.
6.
Changes in the quality of the institution’s loan review system.
7.
Changes in the value of underlying collateral for collateral-dependent loans.
8.
The existence and effect of any concentrations of credit, and changes in the level of such concentrations.
9.
The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

b. Individually Evaluated Loans

The Company establishes a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the collectively evaluated loan pools. These individually evaluated loans are removed from the pooling approach discussed above for the collectively evaluated loan pools, and may include nonaccrual loans, loan modifications to borrowers with financial difficulty, and other loans deemed appropriate by management.

c. Available for Sale ("AFS") Debt Securities

For AFS securities in an unrealized loss position, management first assess whether (i) the Company intends to sell, or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. If there were any adjustments to the allowance, they would be reported in the Company's income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.

d. Accrued Interest Receivable

Upon adoption of ASU 2016-13 and its related amendments on January 1, 2023, the Company made the following elections regarding accrued interest receivable:

•
Presenting accrued interest receivable balances within another line item on the statements of financial condition labeled "accrued interest receivable and other assets".
•
Excluding accrued interest receivable that is included in the amortized cost of financing receivables and debt securities from related disclosure requirements.
•
Continuing the Company's policy to write off accrued interest receivable by reversing interest income. The write-off of accrued interest on loans typically occurs upon becoming 90 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Historically, the Company has not experienced uncollectible accrued interest receivable on its investment securities. However, the Company would generally write off accrued interest receivables by reversing interest income if the Company does not reasonably expect to receive payments. Due to the timely manner in which accrued interest receivables are written off, the amounts of such write offs are immaterial.

e. Reserve for Unfunded Commitments

The reserve for unfunded commitments (the "Unfunded Reserve") represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The Unfunded Reserve is recognized as a liability (accrued interest payable and other liabilities in the consolidated balance sheets), with adjustments to the reserve recognized as an expense in other expenses in the consolidated statements of income. The Unfunded Reserve is determined by estimating expected future fundings, under each segment, and applying to the expected loss rates. Expected future fundings are based on historical averages of funding rates (i.e., the likelihood of draws taken).

Allowance for Loan Losses:

Prior to January 1, 2023, as described in further detail in the Company's 2022 Annual Report on Form 10K, the Company used the incurred loss impairment model. Under this methodology, loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance represents an amount which, in management's judgment, based on, among other things, historical losses and on the current economic environment, will be adequate to absorb probable losses on existing loans that may become uncollectible. Loans deemed uncollectible are charged-off and deducted from the allowance and recoveries on loans previously charged-off are added back to the allowance. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans.

Treasury Stock:

Treasury stock is accounted for by the cost method. Subsequent reissuances are accounted for at average cost. See Note 8 for further discussion.

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

Equity Incentive Plan:

On September 21, 2022, the Company's stockholders approved the TC Bancshares, Inc. 2022 Equity Incentive Plan ("Equity Plan") which provides for the grant of stock options, restricted stock awards and other equity awards to our officers, employees, directors, advisors and consultants. As of March 31, 2023, 357,710 stock options had been granted under the Equity Plan. In addition, 156,590 restricted stock awards had been granted with 32,598 vested and 123,992 unvested. The Company accounts for its stock-based compensation plan using a fair value based method whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

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

NOTE 2 - INVESTMENT SECURITIES

Investment securities available-for-sale at March 31, 2023 and December 31, 2022 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Fair Value as % of Total
March 31, 2023-
US treasuries	$10,109,181	$—	$661,037	$9,448,144	22%
Mortgage-backed securities	9,559,146	—	790,352	8,768,794	20%
Collateralized mortgage obligations	15,560,843	—	743,194	14,817,649	34%
Municipal bonds	8,761,355	—	1,432,238	7,329,117	17%
Corporate obligations	3,625,000	—	477,175	3,147,825	7%
	$47,615,525	$—	$4,103,996	$43,511,529	100%

December 31, 2022-
US treasuries	$10,115,310	$—	$790,778	$9,324,532	22%
Mortgage-backed securities	9,618,355	—	886,322	8,732,033	20%
Collateralized mortgage obligations	15,713,313	—	869,283	14,844,030	35%
Municipal bonds	8,762,417	—	1,733,506	7,028,911	16%
Corporate obligations	3,625,000	—	457,954	3,167,046	7%
	$47,834,395	$—	$4,737,843	$43,096,552	100%

The following outlines the unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Unrealized loss for less than 12 months:
US treasuries	$—	$—	$4,863,478	$142,541
Mortgage-backed securities	17,436	331	3,004,339	304,844
Collateralized mortgage obligations	688,596	4,418	5,558,664	329,329
Municipal bonds	—	—	—	—
Corporate obligations	648,246	101,754	651,464	98,536
Total less than 12 months	$1,354,278	$106,503	$14,077,945	$875,250
Unrealized loss for more than 12 months:
US treasuries	9,448,144	661,037	4,461,054	648,237
Mortgage-backed securities	8,751,358	790,021	5,727,694	581,478
Collateralized mortgage obligations	14,129,053	738,776	9,285,366	539,954
Municipal bonds	7,329,117	1,432,238	7,028,911	1,733,506
Corporate obligations	2,499,579	375,421	2,515,582	359,418
Total more than 12 months	42,157,251	3,997,493	29,018,607	3,862,593
Total	$43,511,529	$4,103,996	$43,096,552	$4,737,843

The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades or because the repayment sources of principal and interest are backed by government entities. At March 31, 2023 and December 31, 2022, all five US treasuries, all 14 mortgage backed securities, all 13 collateralized mortgage obligations, all nine municipal bonds and all seven corporate obligations contained unrealized losses.

As of March 31, 2023, no ACL has been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. As of March 31, 2023 and December 31, 2022, accrued interest on investment securities was $144,171 and $204,023, respectively.

The amortized cost and estimated fair value of investment securities available-for-sale at March 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Investment securities with maturities -
Within 1 year	$5,004,757	$4,890,430
1 to 5 years	3,486,353	3,112,382
5 to 10 years	14,004,426	11,922,274
Mortgage-backed securities and collateralized mortgage obligations	25,119,989	23,586,443
Total	$47,615,525	$43,511,529

The Bank did not sell any investment securities available-for-sale for the three months ended March 31, 2023 or 2022. Securities with carrying values of approximately $96,000 and $197,000 at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits as required by law and for other purposes.

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans, by purpose code, at March 31, 2023 and December 31, 2022, are summarized as follows:

	March 31, 2023	Percent	December 31, 2022	Percent
Real estate loans:
Residential	$142,756,710	42.05%	$136,382,014	40.16%
Home equity	11,347,634	3.34%	12,410,820	3.65%
Multi-family	20,335,229	5.99%	24,613,700	7.25%
Commercial	114,069,098	33.60%	111,394,065	32.80%
Construction and land development	32,703,796	9.63%	27,921,088	8.22%
Total real estate loans	321,212,467		312,721,687
Consumer loans	1,144,898	0.34%	1,210,164	0.36%
Commercial and industrial loans	17,128,894	5.05%	25,665,751	7.55%
Total loans	339,486,259	100.00%	339,597,602	100.00%
Less: Allowance for credit losses	4,639,610		4,362,178
Deferred loan fees	1,048,381		1,096,553
Loans, net	$333,798,268		$334,138,871

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

Allowance for Credit Losses:

The Company's estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected trouble debt restructuring. The following tables present the activity in the ACL by class of loans for the three months ended March 31, 2023 and the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2022.

	Real Estate Loans
	Residential	Home Equity	Multi-family	Commercial	Construction and Land Development	Consumer loans	Commercial and Industrial loans	Unallocated	Total
	Three Months Ended March 31, 2023
Allowance for credit losses:
Beginning balance	$1,960,955	$186,733	$225,869	$1,632,241	$264,589	$615	$81,182	$9,994	$4,362,178
ASC 326 adoption	1,028,700	(27,875)	(68,217)	(694,135)	(102,349)	48,540	80,330	(9,994)	255,000
Charge-offs	—	—	—	—	—	(5,681)	(77,940)	—	(83,621)
Recoveries	11,553	—	—	—	11,345	534	64,621	—	88,053
Provision	77,459	(10,204)	(33,607)	48,689	16,136	(36,766)	(43,707)	—	18,000
Balance at March 31, 2023	$3,078,667	$148,654	$124,045	$986,795	$189,721	$7,242	$104,486	$—	$4,639,610
	Three Months Ended March 31, 2022
Allowance for loan losses:
Beginning balance	$1,468,649	$174,579	$288,455	$1,757,794	$350,586	$1,798	$109,724	$32,014	$4,183,599
Charge-offs	—	—	—	—	—	(8,633)	—	—	(8,633)
Recoveries	17,931	—	—	—	—	1,066	17,126	—	36,123
Provision	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	$1,486,580	$174,579	$288,455	$1,757,794	$350,586	$(5,769)	$126,850	$32,014	$4,211,089

As described in Note 1 General: Basis of Presentation, the Company adopted ASU 2016-13 on January 1, 2023, which introduced the CECL methodology for estimating all expected losses over the life of a financial asset. The primary reasons for the increase in required ACL were to capture the expected lifetime losses of the portfolio, which were previously measured under an incurred loss model.

The Company uses the weighted-average remaining maturity (WARM) method as the basis for the estimation of expected credit losses. The WARM method uses a historical average annual charge-off rate containing loss content over a historical lookback period and is used as a foundation for estimating the credit loss reserve for the remaining outstanding balances of loans in a segment at the balance sheet date. The average annual charge-off rate is applied to the contractual term, further adjusted for estimated prepayments, to determine the unadjusted historical charge-off rate. The calculation of the unadjusted historical charge-off rate is then adjusted, using qualitative factors described in Note 1, for current conditions and for reasonable and supportable forecast periods. Qualitative loss factors are based on the Company's judgment of the Company, market, industry or business specific data, differences in loan-specific risk characteristics such as underwriting standards, portfolio mix, risk grades, delinquency level or term. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in the Company's historical loss factors. Additionally, the Company has adjusted for changes in expected environmental and economic conditions, such as changes in unemployment rates, property values and other relevant factors over the next 12 to 24 months. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio.

The ACL is measured on a collective segment basis when similar risk characteristics exist. Our loan portfolio is segmented first by the seven portfolio segments described above, and second, by internally identified risk grades (see description below). Consistent forecasts of the loan drivers are used across the loan segments. For loans that do not share general risk characteristics with segments, we estimate a specific reserve on an individual basis. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan's initial effective interest rate or the fair value of collateral for collateral-dependent loans.

The Company closely monitors economic conditions and loan performance trends to manage and evaluate the exposure to credit risk. Key factors tracked by the Company and utilized in evaluating the credit quality of the loan portfolio include trends in delinquency ratios, the level of nonperforming assets, borrower's repayment capacity and collateral coverage.

As of March 31, 2023 and December 31, 2022, accrued interest on loans was $1,140,289 and $1,089,938, respectively.

Collateral-Dependent Loans:

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents collateral dependent loans by portfolio segment and collateral type, including those loans with and without a related allowance allocation as of March 31, 2023.

Collateral Type
	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
March 31, 2023 -
Real estate loans:
Residential	$1,017,793	$—	$1,017,793	$1,017,793	$—	$—
Home equity	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Total real estate loans	1,017,793	—	1,017,793	1,017,793	—	—
Consumer loans	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Total	$1,017,793	$—	$1,017,793	$1,017,793	$—	$—

Impaired Loans:

The following table presents impaired loans by class of loans as of December 31, 2022:

	Recorded Investment	Principal Balance	Related Allowance
December 31, 2022 -
Impaired loans with related allowance:
Real estate loans:
Residential	$—	$—	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	—	—	—
Total real estate loans	—	—	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$—	$—	$—
Impaired loans without related allowance:
Real estate loans:
Residential	$1,037,428	$1,037,428	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	57,000	57,000	—
Construction and land development	43,388	43,388	—
Total real estate loans	1,137,816	1,137,816	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$1,137,816	$1,137,816	$—

Past Due and Nonaccrual Loans:

The following tables present the aging of the recorded investment in past due loans and nonaccrual loans as of March 31, 2023 and December 31, 2022, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Non-accrual
March 31, 2023 -
Real estate loans:
Residential	$365,631	$—	$—	$365,631	$142,391,079	$142,756,710	$414,408
Home equity	—	—	—	—	11,347,634	11,347,634	—
Multi-family	—	—	—	—	20,335,229	20,335,229	—
Commercial	—	—	—	—	114,069,098	114,069,098	—
Construction and land development	—	—	—	—	32,703,796	32,703,796	—
Total real estate loans	365,631	—	—	365,631	320,846,836	321,212,467	414,408
Consumer loans	—	4,790	—	4,790	1,140,108	1,144,898	—
Commercial and industrial loans	581,639	—	—	581,639	16,547,255	17,128,894	—
	$947,270	$4,790	$—	$952,060	$338,534,199	$339,486,259	$414,408
December 31, 2022 -
Real estate loans:
Residential	$221,100	$—	$31,541	$252,641	$136,129,373	$136,382,014	$453,749
Home equity	24,968	57,266	—	82,234	12,328,586	12,410,820	—
Multi-family	—	—	—	—	24,613,700	24,613,700	—
Commercial	—	—	57,000	57,000	111,337,065	111,394,065	57,000
Construction and land development	—	—	—	—	27,921,088	27,921,088	43,388
Total real estate loans	246,068	57,266	88,541	391,875	312,329,812	312,721,687	554,137
Consumer loans	5,718	—	—	5,718	1,204,446	1,210,164	—
Commercial and industrial loans	—	—	—	—	25,665,751	25,665,751	—
	$251,786	$57,266	$88,541	$397,593	$339,200,009	$339,597,602	$554,137

As of March 31, 2023 and December 31, 2022, there were no loans greater than 90 days past due and still accruing.

Loan Restructurings:

As of January 1, 2023, the Company adopted the accounting guidance in ASU 2022-02 which eliminates the recognition and measurement of trouble debt restructurings ("TDRs"). Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is a principal forgiveness, interest rate reduction, other-than-insignificant payment delay, term extension, or combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows.

A loan that is considered a restructured loan may be subject to the individually evaluated loan analysis; otherwise, the restructured loan remains in the appropriate segment in the ACL model and associated reserves are adjusted based on changes in the discounted cash flows resulting from the modification of the restructured loan. For a discussion with respect to reserve calculations regarding individually evaluated loans refer to the Assets Recorded at Fair Value on a Nonrecurring Basis section of Note 7, Fair Value Measurement, in the Notes to Consolidated Financial Statements in Item I of this Quarterly Report on Form 10-Q.

Since the adoption of ASU 2022-02 and during the three months ended March 31, 2023, the Company has not modified any material loans for borrowers experiencing financial difficulty.

Prior to our adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as TDRs.

Loans identified as TDRs prior to the adoption of ASU 2022-02 included in impaired loans at March 31, 2023 consisted of one loan with a principal balance of $29,160. There were $334,714 of loans identified as TDRs prior to the adoption of ASU 2022-02 that were still accruing interest as of March 31, 2023.

The Company offered various types of concessions when modifying a loan. Concessions made to the original contractual term of the loan typically consisted of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of the restructure, and there were no commitments to lend additional funds to the borrower during the three months ended March 31, 2023 and 2022.

During the three months ended March 31, 2022, the Company did not modify any loans as a TDR prior to the adoption of ASU 2022-02.

No loans were modified as a TDR prior to the adoption of ASU 2022-02 within the previous twelve months that subsequently defaulted during the three months ended March 31, 2023 and 2022.

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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of March 31, 2023 and December 31, 2022, and based on the most recent analysis performed, the risk category of loans by class of loans and origination year is as follows:

	Amortized cost basis by origination year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
March 31, 2023 -
Real estate loans:
Residential
Pass	$3,719,574	$56,692,922	$23,741,506	$15,443,724	$6,367,448	$33,944,669	$788,096	$140,697,939
Special Mention	—	—	—	—	—	244,805	—	244,805
Substandard	—	602,654	—	35,600	142,878	1,032,834	—	1,813,966
Total residential	3,719,574	57,295,576	23,741,506	15,479,324	6,510,326	35,222,308	788,096	142,756,710
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Home equity
Pass	—	—	—	—	—	—	11,347,634	11,347,634
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total home equity	—	—	—	—	—	—	11,347,634	11,347,634
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	1,276,000	974,376	3,926,814	6,451,055	907,004	6,799,980	—	20,335,229
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multi-family	1,276,000	974,376	3,926,814	6,451,055	907,004	6,799,980	—	20,335,229
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Commercial
Pass	3,655,546	15,764,239	26,463,985	15,001,470	20,417,854	23,497,858	1,378,202	106,179,154
Special Mention	—	—	—	—	—	3,911,136	675,000	4,586,136
Substandard	—	—	511,882	2,791,926	—	—	—	3,303,808
Total commercial	3,655,546	15,764,239	26,975,867	17,793,396	20,417,854	27,408,994	2,053,202	114,069,098
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Construction and land development
Pass	1,034,310	18,578,996	8,961,283	56,968	17,737	2,146,227	1,787,700	32,583,221
Special Mention	—	—	—	—	17,853	—	—	17,853
Substandard	—	42,187	—	—	—	60,535	—	102,722
Total construction and land development	1,034,310	18,621,183	8,961,283	56,968	35,590	2,206,762	1,787,700	32,703,796
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Total real estate loans	9,685,430	92,655,374	63,605,470	39,780,743	27,870,774	71,638,044	15,976,632	321,212,467
Consumer loans
Pass	98,091	419,400	405,429	75,144	60,041	35,085	51,708	1,144,898
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	98,091	419,400	405,429	75,144	60,041	35,085	51,708	1,144,898
YTD Gross Charge-offs	—	5,681	—	—	—	—	—	5,681
Commercial and industrial loans
Pass	567,900	4,217,538	4,344,603	1,732,584	470,947	1,289,784	3,923,899	16,547,255
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	581,639	—	—	—	—	—	581,639
Total commercial and industrial loans	567,900	4,799,177	4,344,603	1,732,584	470,947	1,289,784	3,923,899	17,128,894
YTD Gross Charge-offs	—	77,940	—	—	—	—	—	77,940
	$10,351,421	$97,873,951	$68,355,502	$41,588,471	$28,401,762	$72,962,913	$19,952,239	$339,486,259
YTD Gross Charge-offs	$—	$83,621	$—	$—	$—	$—	$—	$83,621

	Amortized cost basis by origination year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
December 31, 2022 -
Real estate loans:
Residential
Pass	$55,151,967	$22,610,519	$15,631,663	$6,623,691	$8,838,826	$25,753,062	$85,829	$134,695,557
Special Mention	—	—	—	—	447,915	—	—	447,915
Substandard	—	—	35,877	146,167	830,558	225,940	—	1,238,542
Total residential	55,151,967	22,610,519	15,667,540	6,769,858	10,117,299	25,979,002	85,829	136,382,014
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Home equity
Pass	—	—	—	—	—	—	12,410,820	12,410,820
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total home equity	—	—	—	—	—	—	12,410,820	12,410,820
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	981,012	3,980,555	7,316,026	5,295,123	824,352	6,216,632	—	24,613,700
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multi-family	981,012	3,980,555	7,316,026	5,295,123	824,352	6,216,632	—	24,613,700
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Commercial
Pass	16,459,869	25,642,201	15,466,808	16,482,391	11,501,425	14,184,995	1,454,960	101,192,649
Special Mention	—	675,000	—	2,713,589	3,738,847	208,237	—	7,335,673
Substandard	—	57,000	2,808,743	—	—	—	—	2,865,743
Total commercial	16,459,869	26,374,201	18,275,551	19,195,980	15,240,272	14,393,232	1,454,960	111,394,065
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Construction and land development
Pass	13,391,574	11,404,271	58,143	37,012	197,857	735,124	1,970,015	27,793,996
Special Mention	—	—	—	—	—	20,263	—	20,263
Substandard	43,388	—	—	—	—	63,441	—	106,829
Total construction and land development	13,434,962	11,404,271	58,143	37,012	197,857	818,828	1,970,015	27,921,088
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Total real estate loans	86,027,810	64,369,546	41,317,260	31,297,973	26,379,780	47,407,694	15,921,624	312,721,687
Consumer loans
Pass	483,182	429,878	92,795	98,284	13,238	28,939	63,848	1,210,164
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	483,182	429,878	92,795	98,284	13,238	28,939	63,848	1,210,164
YTD Gross Charge-offs	—	8,633	—	—	—	—	—	8,633
Commercial and industrial loans
Pass	5,950,790	4,500,645	1,846,412	587,718	879,754	566,731	11,333,701	25,665,751
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total commercial and industrial loans	5,950,790	4,500,645	1,846,412	587,718	879,754	566,731	11,333,701	25,665,751
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
	$92,461,782	$69,300,069	$43,256,467	$31,983,975	$27,272,772	$48,003,364	$27,319,173	$339,597,602
YTD Gross Charge-offs	$—	$8,633	$—	$—	$—	$—	$—	$8,633

There were no loans classified in the "doubtful" or "loss" risk rating categories as of the periods ended March 31, 2023 and December 31, 2022.
NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

There were no advances outstanding as of March 31, 2023. The following advances from the FHLB were outstanding as of December 31, 2022:

December 31, 2022 -
Advance Date	Amount	Rate	Interest Rate	Maturity	Call Feature
November 18, 2022	$11,000,000	Fixed	4.57%	November 20, 2023	N/A
	$11,000,000

The FHLB advances are collateralized by the Bank's FHLB stock and a blanket lien on certain of the Bank's residential and commercial real estate loans with a carrying value of approximately $86,165,000 and $56,438,000 at March 31, 2023 and December 31, 2022, respectively. The Bank had approximately $86,200,000 and $45,400,000 in available borrowing capacity through the FHLB at March 31, 2023 and December 31, 2022, respectively.

Unsecured federal funds lines of credit totaling $28,500,000 were available to the Bank for overnight borrowing through correspondent banks at both March 31, 2023 and December 31, 2022. The Bank also had approximately $7.4 million and $5.8 million in available borrowing capacity through the Federal Reserve Bank of Atlanta at March 31, 2023 and December 31, 2022, respectively. There were no borrowings against either of these facilities at March 31, 2023 or December 31, 2022. The available borrowings with the Federal Reserve Bank are collateralized by a blanket lien on certain of the Bank’s residential and commercial real estate loans with a carrying value of approximately $10.7 million and $8.4 million at March 31, 2023 and December 31, 2022, respectively.

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

	March 31, 2023	December 31, 2022
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$41,252,000	$49,189,000
Stand-by letters of credit	$830,000	$819,000

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

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds real estate and assignments of deposit accounts as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for these commitments at March 31, 2023 and December 31, 2022 varies.

We maintain an ACL on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the balance sheet within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The allowance for credit losses on unfunded commitments was $146,778 at March 31, 2023. Prior to January 1, 2023, we calculated allowance for losses on unfunded loan commitments using an incurred losses methodology.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total common equity Tier 1, total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of March 31, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2023 and December 31, 2022, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios, and minimum amounts under current regulatory standards, as of March 31, 2023 and December 31, 2022, are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2023:
Common Equity Tier 1 Capital to Risk- Weighted Assets	$67,355	21.64%	$14,008	4.50%	$20,234	6.50%
Total Capital to Risk- Weighted Assets	$71,257	22.89%	$24,904	8.00%	$31,130	10.00%
Tier 1 Capital to Risk- Weighted Assets	$67,355	21.64%	$18,678	6.00%	$24,904	8.00%
Tier I Capital to Average Assets	$67,355	15.59%	$17,277	4.00%	$21,596	5.00%
December 31, 2022:
Common Equity Tier 1 Capital to Risk- Weighted Assets	$67,153	21.32%	$14,172	4.50%	$20,470	6.50%
Total Capital to Risk- Weighted Assets	$71,094	22.57%	$25,194	8.00%	$31,492	10.00%
Tier 1 Capital to Risk- Weighted Assets	$67,153	21.32%	$18,895	6.00%	$25,194	8.00%
Tier I Capital to Average Assets	$67,153	16.22%	$16,558	4.00%	$20,697	5.00%

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

Assets Recorded at Fair Value on a Recurring Basis. The table below presents the recorded amount of assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, all of which consisted of investment securities available-for-sale:

	Level 1	Level 2	Level 3	Total
March 31, 2023:
US treasuries	$—	$9,448,144	$—	$9,448,144
Mortgage-backed securities	—	8,768,794	—	8,768,794
Collateralized mortgage obligations	—	14,817,649	—	14,817,649
Municipal bonds	—	7,329,117	—	7,329,117
Corporate obligations	—	3,147,825	—	3,147,825
Investment securities available-for-sale	$—	$43,511,529	$—	$43,511,529
December 31, 2022:
US treasuries	$—	$9,324,532	$—	$9,324,532
Mortgage-backed securities	—	8,732,033	—	8,732,033
Collateralized mortgage obligations	—	14,844,030	—	14,844,030
Municipal bonds	—	7,028,911	—	7,028,911
Corporate obligations	—	3,167,046	—	3,167,046
Investment securities available-for-sale	$—	$43,096,552	$—	$43,096,552

Assets Recorded at Fair Value on a Nonrecurring Basis. The Bank may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total
March 31, 2023:
Other real estate owned	$—	$—	$52,900	$52,900
Individually evaluated loans	—	—	—	—
	$—	$—	$52,900	$52,900
December 31, 2022:
Other real estate owned	$—	$—	$683,800	$683,800
Impaired loans	—	—	—	—
	$—	$—	$683,800	$683,800

The following tables show significant unobservable inputs used in the fair value measurement of Level 3 assets:

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Discount
March 31, 2023:
Other real estate owned	$52,900	Third party appraisals and sales contracts	Collateral values, market discounts and estimated costs to sell	42%
Individually evaluated loans	$—	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	—

December 31, 2022:
Other real estate owned	$683,800	Third party appraisals and sales contracts	Collateral values, market discounts and estimated costs to sell	52%
Impaired loans	$—	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	—

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

Loans. The Bank does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific allocation is established within the allowance for credit losses. Loans for which it is probable that payment of interest and/or principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans in which an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Bank records the impaired loan as nonrecurring Level 2. When an appraised value is utilized or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the impaired loan as nonrecurring Level 3.

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

The carrying amounts and estimated fair values of the Bank’s financial instruments as of March 31, 2023 and December 31, 2022 are as follows:

		Fair Value Measurements at March 31, 2023
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$26,632,732	$26,632,732	$26,632,732	$—	$—
Certificates of deposit with other banks	1,490,000	1,490,000	1,490,000	—	—
Investment securities available-for-sale	43,511,529	43,511,529	—	43,511,529	—
Other investments	960,400	960,400	—	960,400	—
Mortgage loans held for sale	—	—	—	—	—
Loans, net	333,798,268	321,228,000	—	—	321,228,000
Bank owned life insurance	11,511,381	11,511,381	11,511,381	—	—
Financial liabilities:
Deposits	335,914,737	334,609,273	235,342,273	—	99,267,000

		Fair Value Measurements at December 31, 2022
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$25,545,872	$25,545,872	$25,545,872	$—	$—
Certificates of deposit with other banks	1,739,000	1,739,000	1,739,000	—	—
Investment securities available-for-sale	43,096,552	43,096,552	—	43,096,552	—
Other investments	1,377,500	1,377,500	—	1,377,500	—
Mortgage loans held for sale	2,085,099	2,085,099	—	2,085,099	—
Loans, net	334,138,871	318,195,000	—	—	318,195,000
Bank owned life insurance	11,442,653	11,442,653	11,442,653	—	—
Financial liabilities:
Deposits	328,840,232	327,148,834	239,334,834	—	87,814,000
FHLB advances	11,000,000	10,953,000	—	—	10,953,000

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

NOTE 8 – STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

Stockholders' Equity:

On August 4, 2022, the Company announced a program to repurchase 250,000 shares of the Company's common stock. Shares may be repurchased in open market or private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing and amount of any repurchases will depend on a number of factors, including the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. During 2022, 75,172 shares of the Company's common stock had been repurchased at an average price of $14.44. During the period ending March 31, 2023, the Company retired 75,172 shares previously repurchased during 2022 and held in treasury stock as of December 31, 2022.

Earnings per share:

Earnings per common share was computed based on the following:

	Three Months Ending March 31,
	2023	2022

Numerator:
Income applicable to common shares	$332,029	$695,893
Denominator:
Weighted average common shares outstanding	4,974,200	4,898,350
Effect of dilutive securities:
Restricted stock	—	—
Stock options	—	—
Weighted average common shares outstanding - assuming dilution	4,974,200	4,898,350
Earnings per common share	$0.07	$0.14
Earnings per common share - assuming dilution	$0.07	$0.14

No options were deemed dilutive as the exercise price exceeded the market price as of the close of market on March 31, 2023.

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
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own,
•
the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in our customers' supply chains or disruptions in transportation; and
•
each of the factors and risks under the heading "Risk Factors" in the Company's 2022 Annual Report on Form 10-K and in subsequent filings we make with the SEC.

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

The following represent our significant accounting policies:

Loans and Allowance for Credit Losses (ACL). Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for credit losses. Interest on loans is recognized using the simple-interest method on the daily balances of the principal amount outstanding. Fees associated with the origination of loans and certain direct loan origination costs are netted and the net amount is deferred and recognized over the life of the loan as an adjustment of yield.

The accrual of interest on loans is discontinued when there is a clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. A loan may continue to accrue interest, even if it is more than 90 days past due, if the loan is both well collateralized and it is in the process of collection. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining book balance of the asset is deemed to be collectible. If collectability is questionable, then cash payments are applied to principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brough current and future payments are reasonably assured in accordance with the terms of the loan agreement.

The Company adopted ASU 2016-13 on January 1, 2023, which introduced the CECL methodology for estimating all expected losses over the life of a financial asset (See footnote 1 General: Basis of Presentation). The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Recoveries will not exceed the aggregate of loan amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. We use the weighted-average remaining maturity method ("WARM") as the basis for the estimation of expected credit losses. The WARM method uses historical average annual charge-off rates. The average annual charge-off rate contains loss content over a historical lookback period and is used as a foundation for estimating the credit loss reserve for the remaining outstanding balances of loans in a pool or segment of our loan portfolio at the balance sheet date. The average annual charge-off rate is applied to the contractual term, further adjusted for estimated prepayments, to determine the unadjusted historical charge-off rate. The calculation of the unadjusted historical charge-off rate is then adjusted for current conditions and for reasonable and supportable forecast periods. Adjustment to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions.

In general, the loans in our portfolio have low historical credit losses. The credit quality of loans in our portfolio is impacted by delinquency status and debt service coverage generated by our borrowers' businesses and fluctuations in the value of real estate collateral. Management considers delinquency status to be the most meaningful indicator of the credit quality of one-to-four single family residential, home equity loans and lines of credit and other consumer loans. In general, these types of loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a portfolio of newer loans. We consider the majority of our consumer type loans to be "seasoned" and that the credit quality and current level of delinquencies and defaults represents the level of reserve needed in the allowance for credit losses. If delinquencies and defaults were to increase, we may be required to increase our provision for loan credit losses, which would adversely affect our results of operations and financial condition. Delinquency statistics are updated at least monthly.

Internal risk ratings are considered the most meaningful indicator of credit quality for new commercial and industrial, construction, and commercial real estate loans. Internal risk ratings are a key factor that impact management's estimates of loss factors used in determining the amount of the allowance for credit losses. Internal risk ratings are updated on a continuous basis.

Loans with unique risk characteristics are evaluated on an individual basis. Loan evaluated individually are also not included in the collective evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

For off-balance sheet credit exposures, we estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

As of January 1, 2023, the Company adopted the accounting guidance in ASU 2022-02 which eliminates the recognition and measurement of trouble debt restructurings ("TDRs"). Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is a principal forgiveness, interest rate reduction, other-than-insignificant payment delay, term extension, or combinations of the listed modifications.

We review each loan restructuring and determine on a case by case basis if the loan can be grouped with its like segment for allowance consideration or whether it should be individually evaluated for specific allowance for credit loss allocation. If individually evaluated, an allowance for credit loss allocation is based on changes in the discounted cash flows resulting from the modification of the restructured loan.

We have certain lending policies and procedures in place that are designed to maximize loan income with an acceptable level of risk. Management reviews and approved these policies and procedures on a regular basis and makes changes as appropriate. Management receives frequent report related to loan originations, quality, concentrations, delinquencies, non-performing and potential loan problems. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geography.

Commercial and industrial loans are underwritten after evaluation and understanding the borrower's ability to operate profitably and effectively. Underwriting standards are designed to determine whether the borrower possesses sound business ethics and practices and to evaluate current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being finance or other business assets, such as accounts receivable or inventory, and include personal guarantees.

Real estate loans are also subject to underwriting standards and processes similar to commercial and industrial loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate collateral. The repayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property security the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our real estate portfolio are generally diverse in terms of type and geographic location throughout primarily the states of Georgia and Florida. This diversity helps us reduce the exposure to adverse economic events that affect any single market or industry.

We utilize methodical credit standards and analysis to supplement our policies and procedures in underwriting consumer loans. Our loan policy addresses types of consumer loans that may be originated as well as the underlying collateral, if secured, which must be perfected. The relatively small individual dollar amounts of consumer loans that are spread over numerous individual borrowers also minimizes risk.

Marketable Securities. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Management determines the appropriate classification of securities at the time of purchase. Interest income includes amortization and accretion of purchase premiums and discounts. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

For available for sale securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized costs basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized costs basis is written down to fair value through income. For securities available for sale that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized costs basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized as other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for (or reversal) of credit losses expense. Losses are charged against the allowance when management believes the uncollectability of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

Recent Banking Events

There were two significant bank failures in the first part of March 2023, primarily due to the failed banks' lack of liquidity as depositors sought to withdraw their deposits. Due to rising interest rates, the failed banks were unable to sell investment securities held to meet liquidity needs without realizing substantial losses. As a result of the March 2023 bank closures and in an effort to strengthen public confidence in the banking system and protect depositors, regulators have announced that any losses to the Deposit Insurance Fund to support uninsured deposits will be recovered by a special assessment on banks, as required by law, which could increase the cost of our FDIC insurance assessments. Additionally, the Federal Reserve announced the creation of a new Bank Term Funding Program in an effort to minimize the need for banks to sell securities at a loss in times of stress. The future impact of these failures on the economy, financial institutions and their depositors, as well as any governmental regulatory responses or actions resulting from the same, is difficult to predict at this time.

Overview

We are a full service community bank that provides a variety of services to individual and commercial accounts in our market areas. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from our operations, in one- to four-family residential real estate loans, commercial and multi-family residential real estate loans, commercial and industrial loans, construction and land development loans and consumer loans. At March 31, 2023, we had total assets of $429.7 million, loans, net of the allowance for loan losses and deferred fees of $333.8 million, total deposits of $335.9 million and total equity of $85.8 million. During 2019, the Bank elected to be treated as a “covered savings association” which allows us to engage in the same activities as a national bank.

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

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Total Assets. Total assets increased $0.1 million to $429.7 million at March 31, 2023 from $429.6 million at December 31, 2022. The increase was principally due to the right-of-use asset of $1.9 million, which resulted from the capitalization of real estate leases to establish branches in Savannah, GA and Jacksonville, FL, increases in cash and due from banks of $1.1 million and premises and equipment of $848,000, partially offset by the decrease in mortgage loans held for sale of $2.1 million and other real estate owned of $631,000.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.1 million, or 4.3%, to $26.6 million at March 31, 2023, compared to $25.6 million at December 31, 2022. The increase is primarily attributable to an increase in deposits of $7.1 million and the decrease in mortgage loans held for sale of $2.1 million which were deployed to pay off Federal Home Loan Bank advances of $11.0 million. The remaining funding was provided by our investing activities of $602,000 and cash provided by other operating activities for accrued interest receivable and interest payable of $1.9 million.

Total Loans. Loans decreased $0.1 million to $339.5 million at March 31, 2023 from $339.6 million at December 31, 2022. Residential loans increased $6.4 million, or 4.7%, to $142.8 million at March 31, 2023, from $136.4 million at December 31, 2022 due to new loan originations. Construction and land development loans increased $4.8 million, or 17.1%, to $32.7 million at March 31, 2023, from $27.9 million at December 31, 2022. Commercial real estate loans increased $2.7 million, or 2.4%, to $114.1 million at March 31, 2023 from $111.4 million at December 31, 2022.

Commercial and industrial loans decreased $8.5 million, or 33.3%, to $17.1 million at March 31, 2023 from $25.7 million at December 31, 2022, as our largest loan of $6.5 million paid off and another large borrower paid down $2.0 million in March 2023. Multi-family real estate loans decreased $4.3 million, or 17.4%, to $20.3 million at March 31, 2023, from $24.6 million at December 31, 2022. Home equity loans also decreased $1.1 million, or 8.6%, to $11.3 million at March 31, 2023, from $12.4 million at December 31, 2022.

Allowances for Credit Losses. The amount of our allowance for loan credit losses is based on management's evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable loan losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan credit losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

During the three months ended March 31, 2023, four loans totaling $1.7 million were downgraded from pass to substandard, and one $2.7 million substandard loan paid off and two loans, totaling $0.2 million were upgraded from substandard to pass. Three of the loans that were downgraded are related to a single relationship, $1.1 million. The relationship is in the Tallahassee market, and the business is a marketing/technology company. The other loan, $581,000, downgraded was related to a restaurant in Pooler, GA.

The Company had 13 individually evaluated loans totaling $1.0 million at March 31, 2023 compared to 15 impaired loans totaling $1.1 million at December 31, 2022. At March 31, 2023, there were no specific reserves and no unallocated allowance. We had net recoveries of $4,000 during the three months ended March 31, 2023, compared to net recoveries of $27,000 for the three months ended March 31, 2022.

Effective January 1, 2023, CECL was implemented which resulted in a $255,000 increase in the allowance for loan credit losses and a decrease in retained earnings. Provision for loan credit losses of $18,000 was recorded for the three months ended March 31, 2023 and no provision for loan losses was recorded for the three months ended March 31, 2022. In addition, effective January 1, 2023, a liability account for unfunded loan commitment credit losses of $149,000 was established which also decreased retained earnings. A reversal of unfunded loan commitment credit losses of $2,000 was recorded for the three months ended March 31, 2023.

Management believes that the allowance for loan credit losses, which was $4.6 million, or 1.37% of gross loans, at March 31, 2023, and the $147,000 allowance, or 0.36%, for unfunded loan commitments are adequate to cover credit losses inherent in the loan and unfunded loan commitment portfolios.

Investment Securities. Investment securities, all of which are available-for-sale, increased $0.4 million, or 1.0%, to $43.5 million at March 31, 2023 from $43.1 million at December 31, 2022. This increase resulted primarily from the $634,000 decrease in our unrealized losses on our investments to $4.1 million at March 31, 2023, from $4.7 million at December 31, 2022, offset by $211,000 in paydowns on our mortgage-backed securities. This decrease in unrealized losses was not due to an increase in credit quality, but due to a change in market interest rates.

Premises and equipment, net. Net premises and equipment increased $4.0 million, or 127.7%, to $7.1 million at March 31, 2023 from $3.1 million at December 31, 2022. This increase is primarily attributable to the capitalization of two leases for properties located in Savannah, GA and Jacksonville, FL. Retail branches are being built out with Savannah, GA expected opening in May 2023 and Jacksonville, FL expected opening in June 2023. Additional capitalized expenses associated with the build out of these properties were $840,000 at March 31, 2023, and $17,000 at December 31, 2022.

Right-of-use asset. In 2023, as mentioned earlier, the Bank entered into leases to establish retail branches in Savannah, GA, and Jacksonville, FL. These leases were capitalized, $1.9 million, and both are being amortized over a ten year period. The new branch in Savannah, GA is expected to open in May 2023 and the branch in Jacksonville, FL is expected to open in June 2023.

Other Real Estate Owned. Other real estate owned decreased $631,000, or 92.2%, to $53,000 as one property was sold for $701,000 less settlement costs, and resulted in an $8,750 gain for the three months ended March 31, 2023.

Bank Owned Life Insurance. Our investment in bank owned life insurance increased $0.1 million, or 0.6%, to $11.5 million at March 31, 2023 from $11.4 million at December 31, 2022. We invest in bank owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank owned life insurance also generally provides us noninterest income that is non-taxable.

Deposits. Total deposits increased $7.1 million, or 2.2%, to $335.9 million at March 31, 2023 from $328.8 million at December 31, 2022. Certificates of deposit increased $11.1 million, or 12.4%, to $100.6 million at March 31, 2023, from $89.5 million at December 31, 2022. Non-interest-bearing demand accounts increased $6.6 million, or 16.9%, to $45.8 million at March 31, 2023, from $39.2 million at December 31, 2022. Interest-bearing demand accounts decreased $8.8 million, or 5.2%, to $159.8 million at March 31, 2023, from $168.6 million at December 31, 2022. Savings accounts decreased $1.9 million, or 5.9%, to $29.7 million at March 31, 2023 from $31.6 million at December 31, 2022.

Lease Liability. In 2023, as mentioned earlier, the Bank entered into leases to establish retail branches in Savannah, GA, and Jacksonville, FL. These leases were capitalized, $1.9 million, and are also reflected in the balance sheet as a right of use asset.

Accrued interest payable and other liabilities. Accrued interest payable and other liabilities increased $1.5 million, or 34%, to $6.0 million at March 31, 2023, from $4.5 million at December 31, 2022. Of this amount, participations payable increased to $1.1 million at March 31, 2023, compared to $11,000 at December 31, 2022. This increase resulted from a large loan pay down that was also participated to another bank on March 31, 2023; the participating bank was paid $1.1 million on April 3, 2023.

Shareholders’ Equity. Total shareholders' equity increased $0.5 million, or 0.7%, to $85.8 million at March 31, 2023 from $85.3 million at December 31, 2022. The increase resulted primarily from the $537,000, or 12.5%, decrease in the unrealized loss after taxes on our investment securities available for sale of $3.8 million at March 31, 2023, from $4.3 million at December 31, 2022. Also contributing to the increase, was the increase in retained earnings of $34,000 to $45.9 million, or 0.7%, at March 31, 2023 and December 31, 2022. The increase is attributable to the Company's net income of $336,000 which was offset by the net CECL adjustment for loan and unfunded loan commitment credit losses decrease of $303,000 for its implementation on January 1, 2023.

Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022

General. Net income decreased $360,000, or 51.7%, to $336,000 for the three months ended March 31, 2023, compared to $696,000 for the three months ended March 31, 2022. The decrease in net income resulted primarily from a $657,000 increase in other operating expenses and a $259,000 decrease in gain on sale of mortgage loans, offset by a $446,000 increase in our net interest income.

Interest Income. Interest and dividend income increased $1.6 million, or 46.6%, to $4.9 million for the three months ended March 31, 2023 from $3.4 million for the three months ended March 31, 2022. This increase was primarily due to increases in interest income on the loan portfolio of $1.1 million, or 36.3%, as well as increases in interest and dividends on taxable investment securities available for sale of $154,000 and interest on deposits with other banks and federal funds sold of $257,000. The average balance of loans, including loans held for sale, increased $68.8 million, or 25.2%, to $342.2 million for the three months ended March 31, 2023, from $273.4 million for the three months ended March 31, 2022, and the average yield on loans increased to 5.04% for the three months ended March 31, 2023 from 4.61% for three months ended March 31, 2022. The average balance of investment securities decreased $1.7 million, or 3.6%, to $43.2 million for the three months ended March 31, 2023, from $44.9 million for the three months ended March 31, 2022, while the average yield on investment securities increased 150 basis points to 2.96% for the three months ended March 31, 2023, from 1.46% for the three months ended March 31, 2022. The average balance of interest-earning deposits decreased $20.9 million, or 43.9%, to $26.7 million for the three months ended March 31, 2023, from $47.6 million for the three months ended March 31, 2022, while the average yield on interest-earning deposits increased 440 basis points to 5.09% for the three months ended March 31, 2023, from 0.69% for the three months ended March 31, 2022.

Interest Expense. Total interest expense increased $1.1 million, or 664.4%, to $1.3 million for the three months ended March 31, 2023 from $165,000 for the three months ended March 31, 2022. The increase was primarily due to an increase in interest rates offered on money market accounts and certificate of deposits due to the federal funds target range increasing 450 basis points to 4.75% on March 31, 2023, from 0.25% on January 1, 2022. The average balance of interest-bearing deposits increased $29.9 million, or 11.5%, to $290.0 million for the three months ended March 31, 2023, from $260.1 million for the three months ended March 31, 2022, with a 136 basis point increase in the average cost of interest-bearing deposits to 1.62% for the three months ended March 31, 2023, from 0.26% for the three months ended March 31, 2022. The average balances of FHLB advances increased $9.1 million, or 100%, to $9.1 for the three months ended March 31, 2023 as there were no FHLB advances outstanding at March 31, 2022. For the three months ended March 31, 2023, the average cost of FHLB advances was 4.82%.

Net Interest Income. Net interest income increased $463,000, or 14.5%, to $3.7 million for the three months ended March 31, 2023 from $3.2 million for the three months ended March 31, 2022. Our average interest-earning assets increased $47.1 million, or 12.9%, period over period. This increase was due primarily to increases in our loan portfolio of $68.8 million partially offset by decreases in interest earning deposits of $20.9 million, or 43.9%, and our securities available for sale of $1.6 million. Our interest rate spread decreased to 3.11% for the three months ended March 31, 2023 from 3.45% for the three months ended March 31, 2022, while our net interest margin increased to 3.58% for the three months ended March 31, 2023 from 3.53% for the three months ended March 31, 2022. The decrease in interest rate spread and increase in net interest margin were primarily the result of the mix of our interest earning assets. As stated earlier, average loans which is our highest yielding asset increased $68.8 million from March 31, 2022, and our interest-bearing deposits, which are our lowest yielding assets, decreased $20.9 million from March 31, 2022. The yield on our earning assets increased 111 bps; whereas the cost of our interest-bearing liabilities increased 145 bps.

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

	For the quarter ended March 31,
	2023			2022
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate

Interest-earning assets:
Loans receivable	$342,239	$4,278	5.07%	$273,422	$3,138	4.65%
Securities available-for-sale	43,236	316	2.96%	44,865	162	1.46%
Interest-earning deposits	26,711	307	4.66%	47,634	50	0.43%
Other interest-earning assets	1,315	12	3.70%	447	2	1.81%
Total interest-earning assets	413,501	$4,913	4.82%	366,368	$3,352	3.71%
Non-interest-earning assets	19,098			23,348
Total assets	$432,599			$389,716
Interest-bearing liabilities:
Savings and money market accounts	$138,708	$610	1.78%	$129,201	$66	0.21%
Interest-bearing checking accounts	56,609	50	0.36%	58,029	13	0.09%
Certificate accounts	94,640	495	2.12%	72,866	86	0.48%
Total interest-bearing deposits	289,957	1,155	1.62%	260,096	165	0.26%
Borrowings	9,078	108	4.82%	—	—	—%
Total interest-bearing liabilities	299,035	1,263	1.71%	260,096	165	0.26%
Non-interest-bearing liabilities	48,123			42,733
Total liabilities	347,158			302,829
Total equity	85,441			86,887
Total liabilities and equity	$432,599			$389,716
Net interest income		$3,650			$3,187
Net earning assets	$114,466			$106,272
Net interest rate spread(1)			3.11%			3.45%
Net interest margin(2)			3.58%			3.53%
Average interest-earning assets to average interest-bearing liabilities	138.28%			140.86%

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

	Quarter Ended
	March 31,
	2023 vs. 2022
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$782	$361	$1,143
Securities available for sale	(6)	160	154
Interest-earning deposits	(36)	290	254
Other interest-earning assets	4	6	10
Total interest-earning assets	744	817	1,561
Interest-bearing liabilities:
Savings and money market accounts	5	539	544
Interest-bearing checking accounts	—	37	37
Certificate accounts	25	384	409
Total interest-bearing deposits	30	960	990
Borrowings	108		108
Total interest-bearing liabilities	138	960	1,098
Change in net interest income	$606	$(143)	$463

Provision for Credit Losses. We recorded $18,000 in provision for loan credit losses, and reversed $2,000 in provision for unfunded loan commitment credit losses (which is included in other expenses) for the three months ended March 31, 2023, and no provision was recorded for the three months ended March 31, 2022. Provisions for loan credit losses are charged to operations to establish an allowance for loan credit losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan credit losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See the section entitled "Allowance for Loan Credit Losses" in this Item 2, and Note 3 of the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

The allowance for loan losses was $4.6 million, or 1.37% of total loans, at March 31, 2023, and $4.4 million, or 1.28%, of total loans at December 31, 2022, and $4.2 million, or 1.57% of total loans, at March 31, 2022. Classified (substandard, doubtful and loss) loans decreased to $4.2 million at March 31, 2023 compared to $4.3 million at December 31, 2022 and $4.7 million at March 31, 2022. We had $414,000 of nonperforming loans at March 31, 2023, compared to $554,000 at December 31, 2022 and $690,000 at March 31, 2022. Net recoveries for the three months ended March 31, 2023 and 2022 were $4,000 and $27,000, respectively. We had no loans in deferral at March 31, 2023, or December 31, 2022. In addition, the unfunded loan commitment credit loss liability was $147,000 at March 31, 2023, or 0.36%, of our outstanding unfunded loan commitments of $41,000,000.

Other Income. Other income information is as follows.

	For the three months ended March 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Service charges on deposit accounts	$129	$137	$(8)	(5.8)%
Gain on sale of loans	95	354	(259)	(73.2)
Other	97	71	26	36.6
Total non-interest income	$321	$562	$(241)	(42.9)%

Other income decreased $241,000, or 42.9%, to $321,000 for the three months ended March 31, 2023 from $562,000 for the three months ended March 31, 2022. The decrease was primarily due to a $259,000 decrease in gain on sale of mortgage loans into the secondary market to $95,000 for the three months ended March 31, 2023, compared to $354,000 for the three months ended March 31, 2022. This decrease is primarily due to the decrease in mortgage loan refinancings and home purchases sold into the secondary market as interest rates have increased since December 31, 2022.

Other Expense. Other expense information is as follows.

	For the three months ended March 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,087	$1,745	$342	19.6%
Occupancy and equipment	238	200	38	19.0
Advertising	93	60	33	55.0
Audit and examination	138	135	3	2.2
Checking account related expenses	27	63	(36)	(57.1)
Consulting and advisory fees	11	40	(29)	(72.5)
Data processing fees	122	112	10	8.9
Director fees	151	65	86	132.3
Legal	86	28	58	207.1
Insurance	59	55	4	7.3
Other real estate loss/(gain) on sale and write-downs	(3)	11	(14)	(127.3)
Other	491	325	166	51.1
Total non-interest expense	$3,500	$2,839	$661	23.3%

Other expense increased $661,000, or 23.3%, to $3.5 million for the three months ended March 31, 2023, from $2.8 million for the three months ended March 31, 2022. The increase was due primarily to a $342,000 and $86,000 increase in salaries and employee benefits and director fees, respectively. These increases resulted primarily from the implementation of the 2022 Equity Incentive Plan approved by the shareholders at the special shareholders meeting held in September 2022. Stock awards and option expense was $118,000 and $79,000 in salaries and benefits and director fees, respectively, for the three months ended March 31, 2023. Also, contributing to the increase in salaries was staff hired in June 2022 for the opening of Jacksonville, FL loan production office totaled $105,000 in salaries and employee benefits expense for the three months ended March 31, 2023. In addition, legal fees increased $58,000, or 207.1%, to $86,000 for the three months ended March 31, 2023 from $28,000 for the three months ended March 31, 2022. The increases in legal fees were attributable to expenses associated with the implementation of the 2022 Equity Incentive Plan as well as additional SEC filing and compliance requirements of being a public company.

Income Tax Expense. Income tax expense decreased $93,000 to $121,000 for the three months ended March 31, 2023, compared to $214,000 for the three months ended March 31, 2022. The decrease resulted from the $453,000 decrease in income before income taxes. For the three months ended March 31, 2023, income before taxes was $457,000, compared to $910,000 for the three months ended March 31, 2022. Our effective tax rate was 26.5% for the three months ended March 31, 2023 and 23.5% for the three months ended March 31, 2022. This increase is primarily attributable to the non-deductibility of stock option expense of $48,000 for income taxes purposes.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our liquidity is a measure of our ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. Our short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three months ended March 31, 2023 in our ability to fund our operations.

Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At March 31, 2023, we had $86.2 million in borrowing capacity with the Federal Home Loan Bank of Atlanta, and had no advances outstanding. In addition, we have $28.5 million in unsecured federal funds lines of credit through our correspondent banks and $7.4 million secured borrowing capacity through the Federal Reserve Bank of Atlanta. No amounts were outstanding on these lines of credit at March 31, 2023.

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

Capital Requirements

At March 31, 2023, the Bank’s Tier 1 capital as a percentage of the Bank’s average assets was 15.59%, and total qualifying capital as a percentage of risk-weighted assets was 22.89%. As of March 31, 2023, the Bank was classified as “well capitalized” for regularity capital purposes. Note 6 to the Financial Statements describes the regulatory capital requirements applicable to the Bank.

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

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of the Company's common stock made during the first quarter of 2023 by or on behalf of the Company or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1 - 31, 2023	-	N/A	-	N/A
February 1 - 28, 2023		N/A	-	N/A
March 1 - 31, 2023		N/A	-	N/A
Total	-	N/A	-	174,828

(1) On August 3, 2022, the Company announced a program to repurchase up to 250,000 shares of the Company's common stock through June 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.

10.1	Amended and Restated Employment Agreement with G.H. Eiford, (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 31, 2023)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022, (ii) Consolidated Statements of Income for the three months ended March 31, 2023 and 2022 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022 (unaudited), (vi) Consolidated Statements of Change in Equity for the three months ended March 31, 2023 and 2022 (unaudited), (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited), and (vi) the Notes to Financial Statements (unaudited) with detail tagging.

104	The cover page from TC Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC BANCSHARES, INC. (Registrant)

Date: May 10, 2023	/s/ Gregory H. Eiford
Gregory H. Eiford
Chief Executive Officer

Date: May 10, 2023	/s/ Linda Palmer
Linda Palmer
Chief Financial Officer