Form 10-Q
period 2023-06-30
TC Bancshares, Inc.
filed 2023-08-10
CIK 1850398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, 4,767,642 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

TC BANCSHARES, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2023 and December 31, 2022

ASSETS
	(Unaudited)	(*)
	June 30, 2023	December 31, 2022
Cash and due from banks	$20,172,656	$25,545,872
Certificates of deposit with other banks	1,490,000	1,739,000
Investment securities available-for-sale	42,397,834	43,096,552
Other investments	1,172,900	1,377,500
Mortgage loans held for sale	306,611	2,085,099
Loans	341,550,275	338,501,049
Allowance for credit losses	(4,642,165)	(4,362,178)
Net loans	336,908,110	334,138,871
Premises and equipment, net	4,750,677	3,132,282
Right-of-use asset	1,884,004	—
Other real estate owned	—	683,800
Bank owned life insurance	11,583,027	11,442,653
Accrued interest receivable and other assets	6,043,864	6,375,897
Total Assets	$426,709,683	$429,617,526

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand	$44,322,467	$39,442,441
Interest-bearing demand	52,199,576	58,088,030
Savings and money markets	137,665,827	142,092,384
Certificates of deposit	97,808,332	89,505,398
Total deposits	331,996,202	329,128,253
Federal Home Loan Bank advances	5,000,000	11,000,000
Lease liability	1,962,472	—
Accrued interest payable and other liabilities	4,528,748	4,211,439
Total liabilities	343,487,422	344,339,692

Shareholders' Equity:
Common stock: $.01 par value, 20,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 4,799,842 and 5,049,372 shares issued as of June 30, 2023 and December 31, 2022, respectively; 4,799,842 and 4,974,200 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	47,999	50,494
Additional paid in capital	47,797,529	50,128,052
Retained earnings	44,693,702	45,876,694
Accumulated other comprehensive loss	(4,162,409)	(4,305,039)
Treasury stock: -0- shares and 75,172 shares at June 30, 2023 and December 31, 2022, respectively	—	(1,085,265)
Unearned ESOP shares: 352,682 shares unallocated at June 30, 2023 and December 31, 2022	(3,526,812)	(3,526,812)
Restricted stock	(1,627,748)	(1,860,290)
Total shareholders' equity	83,222,261	85,277,834
Total Liabilities and Shareholders' Equity	$426,709,683	$429,617,526
(*) - Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest and Dividend Income:
Interest and fees on loans	$4,454,539	$3,267,043	$8,727,756	$6,404,510
Interest and dividends on investment securities	408,596	186,192	742,664	352,092
Interest on deposits with other banks and federal funds sold	278,111	128,489	578,730	176,033
Total interest and dividend income	5,141,246	3,581,724	10,049,150	6,932,635
Interest Expense:
Interest on deposits	1,516,913	176,770	2,671,542	341,912
Interest on borrowings	26,725	—	134,392	—
Total interest expense	1,543,638	176,770	2,805,934	341,912
Net interest income	3,597,608	3,404,954	7,243,216	6,590,723
Provision for Credit Losses	—	60,688	18,000	60,688
Net interest income after provision for credit losses	3,597,608	3,344,266	7,225,216	6,530,035
Other Income:
Service charges on deposit accounts	136,443	146,575	271,877	287,997
Gain on sale of loans	49,295	341,081	144,121	695,011
Gain on sale of premises and equipment	—	—	12,086	—
Bank owned life insurance income	71,646	68,013	140,374	135,960
Other	30,913	6,928	51,617	12,672
Total other income	288,297	562,597	620,075	1,131,640
Other Expense:
Salaries and employee benefits	2,188,841	1,910,564	4,280,403	3,593,654
Occupancy and equipment	292,661	210,934	530,313	410,560
Other real estate owned, net of operations, loss (gain) on sales and write-downs	40,511	21,130	37,744	31,950
Other	1,171,805	993,797	2,351,833	1,945,052
Total other expense	3,693,818	3,136,425	7,200,293	5,981,216
Income Before Income Taxes	192,087	770,438	644,998	1,680,459
Income Tax Expense	45,377	175,942	166,259	390,070
Net Income	$146,710	$594,496	$478,739	$1,290,389

Earnings per share:
Basic	$0.03	$0.12	$0.10	$0.26
Diluted	$0.03	$0.12	$0.10	$0.26
Cash dividends per common share	$0.05	$0.05	$0.05	$0.05

Weighted Average Shares Outstanding:
Basic	4,868,599	4,898,350	4,921,108	4,898,350
Diluted	4,868,599	4,898,350	4,921,108	4,898,350

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$146,710	$594,496	$478,739	$1,290,389
Other Comprehensive Income (Loss)
Net of Income Taxes:
Unrealized gains (losses) on securities available-for-sale:
Holding gains (losses) arising during the period, net of taxes of ($39,739), ($373,142), $57,016, and ($860,969), respectively	(394,462)	(1,008,861)	142,630	(2,327,799)
Total other comprehensive income (loss)	(394,462)	(1,008,861)	142,630	(2,327,799)
Comprehensive Income (Loss)	$(247,752)	$(414,365)	$621,369	$(1,037,410)

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

three and six months ended June 30, 2023 and 2022

UNAUDITED

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unearned ESOP Shares	Restricted Stock	Total
Balance, December 31, 2021	$48,984	$47,481,077	$44,613,668	$(1,608,401)	$—	$(3,722,747)	$—	$86,812,581
Net income for the three months ended March 31, 2022	—	—	695,893	—	—	—	—	695,893
Other comprehensive loss, net of tax	—	—	-	(1,318,938)	—	—	—	(1,318,938)
Balance, March 31, 2022	48,984	47,481,077	45,309,561	(2,927,339)	—	(3,722,747)	—	86,189,536
Net income for the three months ended June 30, 2022	—	—	594,496	—	—	—	—	594,496
Dividend declared			(244,918)					(244,918)
Other comprehensive income, net of tax	—	—	—	(1,008,861)	—	—	—	(1,008,861)
Balance, June 30, 2022	$48,984	$47,481,077	$45,659,139	$(3,936,200)	$—	$(3,722,747)	$—	$85,530,253

Balance, December 31, 2022	$50,494	$50,128,052	$45,876,694	$(4,305,039)	$(1,085,265)	$(3,526,812)	$(1,860,290)	$85,277,834
Cumulative change in accounting principle (Note 1)	—	—	(302,504)	—	—	—	—	(302,504)
Balance, January 1, 2023	50,494	50,128,052	45,574,190	(4,305,039)	(1,085,265)	(3,526,812)	(1,860,290)	84,975,330
Net income for the three months ended March 31, 2023	—	—	332,029	—	—	—	—	332,029
Retirement of treasury stock	(752)	(751,519)	(332,994)		1,085,265	—	—	—
Other comprehensive income, net of tax	—	—	-	537,092	—	—	—	537,092
Balance, March 31, 2023	49,742	49,376,533	45,573,225	(3,767,947)	—	(3,526,812)	(1,860,290)	85,844,451
Net income for the three months ended June 30, 2023	—	—	146,710	—	—	—		146,710
Stock compensation expense	—	162,282	—	—	—	—	232,542	394,824
Dividend declared	—	—	(248,712)	—	—	—	—	(248,712)
Purchase of common stock	—	—	—	—	(2,520,550)	—	—	(2,520,550)
Retirement of treasury stock	(1,743)	(1,741,286)	(777,521)		2,520,550			—
Other comprehensive loss, net of tax	—	—	—	(394,462)	—	—		(394,462)
Balance, June 30, 2023	$47,999	$47,797,529	$44,693,702	$(4,162,409)	$—	$(3,526,812)	$(1,627,748)	$83,222,261

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$478,739	$1,290,389
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	273,817	260,348
Lease expense	78,468	—
Provision for credit losses	18,000	60,688
Loss on sale of other real estate owned	44,150	—
Gain on sale of premises and equipment	(12,086)	—
Increase in cash surrender value of bank owned life insurance	(140,374)	(135,960)
Gain on loans sold, net	(144,121)	(695,011)
Proceeds from the sale of mortgage loans held for sale	9,860,181	29,571,546
Originations of mortgage loans held for sale	(7,937,572)	(27,566,223)
Stock compensation expense	394,824	—
Change in:
Accrued interest receivable and other assets	275,017	171,494
Accrued interest payable and other liabilities	68,598	(23,792)
Net cash provided by operating activities	3,257,641	2,933,479
Cash Flows from Investing Activities:
Net change in interest-bearing deposits in other banks	249,000	965,000
Purchase of investment securities available-for -sale	—	(5,760,156)
Proceeds from calls, paydowns and maturities of investment securities available-for-sale	793,980	1,885,092
Purchase of other investments	(262,900)	(735,000)
Proceeds from sales of other investments	467,500	—
Net change in loans	(3,089,743)	(34,097,977)
Proceeds from sales of other real estate owned	639,650	—
Proceeds from sales of premises and equipment	18,500	—
Purchase of premises and equipment	(1,794,243)	(99,179)
Net cash used in investing activities	(2,978,256)	(37,842,220)
Cash Flows from Financing Activities:
Net change in deposits	2,867,949	51,473,758
Proceeds from Federal Home Loan Bank advances	8,500,000	—
Repayments of Federal Home Loan Bank advances	(14,500,000)	—
Repurchase of common stock	(2,520,550)	—
Net cash (used in) provided by financing activities	(5,652,601)	51,473,758
Net Change in Cash and Cash Equivalents	(5,373,216)	16,565,017
Cash and Cash Equivalents, Beginning of Period	25,545,872	41,890,831
Cash and Cash Equivalents, End of Period	$20,172,656	$58,455,848
Supplement Disclosures of Cash Flow Information:
Cash paid during the period for interest	$2,553,351	$332,709
Non-Cash Investing and Financing Activities:
Transfer of loans to other real estate owned	$—	$—
Change in unrealized losses on securities-for-sale, net of tax	$142,630	$(2,327,799)
Dividend declared	$248,712	$—
Right-of-use asset recorded in exchange for lease liabilities	$1,917,424	$—

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – GENERAL: BASIS OF PRESENTATION

Nature of Operations:

TC Bancshares, Inc. ("Company") is a holding company incorporated under the laws of the State of Georgia in 2021, to serve as the holding company for TC Federal Bank ("Bank"). The Company owns 100% of the outstanding stock of the Bank. The Bank was organized in 1934 and chartered in 1937 by the Federal Home Loan Bank Board as a mutual savings and loan association owned 100% by its depositors. The Bank currently operates four branch locations; one branch each in Thomasville, and Savannah, Georgia, as well as in Tallahassee, and Jacksonville, Florida. In addition, the Bank maintains loan production offices in Tallahassee and Jacksonville, Florida. The Bank's primary lending products consist of single-family residential mortgage loans and commercial and multi-family real estate loans. Its deposit products are the primary source of funding. The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank undergoes periodic examinations by the OCC. The Company is subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve").

Basis of Presentation:

The accounting and financial reporting policies of the Company conform, in all material respects to accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management reflect all necessary adjustments for a fair presentation of the Company's consolidated financial position and consolidated results of operations. All adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2022, included in the Company's 2022 Annual Report on Form 10-K as filed with the SEC. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year or any future period.

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

The Company adopted ASC 326 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the periods beginning after January 1, 2023, are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net reduction of retained earnings of $302,504 upon adoption. The transition adjustment includes an increase in credit related reserves of $255,000 for loans plus an increase in credit related reserves of $149,147 for unfunded commitments net of a corresponding decrease in deferred tax assets of $101,643.

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

c. Available-for-Sale ("AFS") Debt Securities

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

Earnings per Share:

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated employee stock ownership plan shares are not deemed outstanding for earnings per share calculations.

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

Equity Incentive Plan:

On September 21, 2022, the Company's stockholders approved the TC Bancshares, Inc. 2022 Equity Incentive Plan ("Equity Plan") which provides for the grant of stock options, restricted stock awards and other equity awards to our officers, employees, directors, advisors, and consultants. As of June 30, 2023, 357,710 stock options had been granted under the Equity Plan. In addition, 156,590 restricted stock awards had been granted with 32,598 vested and 123,992 unvested. The Company accounts for its stock-based compensation plan using a fair value based method whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

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

Reclassifications:

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - INVESTMENT SECURITIES

Investment securities available-for-sale at June 30, 2023,and December 31, 2022 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Fair Value as % of Total
June 30, 2023-
US treasuries	$10,102,510	$—	$721,749	$9,380,761	22%
Mortgage-backed securities	9,402,936	—	867,996	8,534,940	20%
Collateralized mortgage obligations	15,044,989	—	819,342	14,225,647	34%
Municipal bonds	8,760,596	—	1,526,125	7,234,471	17%
Corporate obligations	3,625,000	—	602,985	3,022,015	7%
	$46,936,031	$—	$4,538,197	$42,397,834	100%

December 31, 2022-
US treasuries	$10,115,310	$—	$790,778	$9,324,532	22%
Mortgage-backed securities	9,618,355	—	886,322	8,732,033	20%
Collateralized mortgage obligations	15,713,313	—	869,283	14,844,030	35%
Municipal bonds	8,762,417	—	1,733,506	7,028,911	16%
Corporate obligations	3,625,000	—	457,954	3,167,046	7%
	$47,834,395	$—	$4,737,843	$43,096,552	100%

The following outlines the unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023,and December 31, 2022:

	June 30, 2023		December 31, 2022
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Unrealized loss for less than 12 months:
US treasuries	$—	$—	$4,863,478	$142,541
Mortgage-backed securities	—	—	3,004,339	304,844
Collateralized mortgage obligations	—	—	5,558,664	329,329
Municipal bonds	—	—	—	—
Corporate obligations	—	—	651,464	98,536
Total less than 12 months	$—	$—	$14,077,945	$875,250
Unrealized loss for more than 12 months:
US treasuries	9,380,761	721,749	4,461,054	648,237
Mortgage-backed securities	8,534,940	867,996	5,727,694	581,478
Collateralized mortgage obligations	14,225,647	819,342	9,285,366	539,954
Municipal bonds	7,234,471	1,526,125	7,028,911	1,733,506
Corporate obligations	3,022,015	602,985	2,515,582	359,418
Total more than 12 months	42,397,834	4,538,197	29,018,607	3,862,593
Total	$42,397,834	$4,538,197	$43,096,552	$4,737,843

The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades or because the repayment sources of principal and interest are backed by government entities. At June 30, 2023 and December 31, 2022, all five US treasuries, all 14 mortgage-backed securities, all 13 collateralized mortgage obligations, all nine municipal bonds and all seven corporate obligations contained unrealized losses.

As of June 30, 2023, no ACL has been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. As of June 30, 2023, and December 31, 2022, accrued interest on investment securities was $199,000 and $204,000, respectively.

The amortized cost and estimated fair value of investment securities available-for-sale at June 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Investment securities with maturities -
Within 1 year	$5,003,481	$4,895,605
1 to 5 years	5,099,029	4,485,156
5 to 10 years	12,385,596	10,256,486
Mortgage-backed securities and collateralized mortgage obligations	24,447,925	22,760,587
Total	$46,936,031	$42,397,834

The Company did not sell any investment securities available-for-sale for the six months ended June 30, 2023 or 2022. Securities with carrying values of approximately $1,502,000 and $197,000 at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits as required by law and for other purposes.

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans, by purpose code, at June 30, 2023 and December 31, 2022, are summarized as follows:

	June 30, 2023	Percent	December 31, 2022	Percent
Real estate loans:
Residential	$144,656,802	42.22%	$136,382,014	40.16%
Home equity	11,341,631	3.31%	12,410,820	3.65%
Multi-family	21,668,526	6.32%	24,613,700	7.25%
Commercial	114,708,790	33.48%	111,394,065	32.80%
Construction and land development	32,336,416	9.44%	27,921,088	8.22%
Total real estate loans	324,712,165		312,721,687
Consumer loans	1,078,261	0.31%	1,210,164	0.36%
Commercial and industrial loans	16,846,760	4.92%	25,665,751	7.55%
Total loans	342,637,186	100.00%	339,597,602	100.00%
Less: Allowance for credit losses	4,642,165		4,362,178
Deferred loan fees	1,086,911		1,096,553
Loans, net	$336,908,110		$334,138,871

The Company grants loans and extensions of credit to individuals, as well as a variety of firms and corporations throughout its footprint. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent on the real estate market.

The Company has divided the loan portfolio into seven portfolio segments, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are real estate - residential, real estate - home equity, real estate - multi-family, real estate - commercial, real estate - construction and land development, consumer loans and commercial and industrial loans.

Real Estate - Residential: The Company originates residential real estate loans for the purchase or refinancing of a mortgage. These loans are primarily collateralized by owner-occupied properties and rental properties located primarily in the Company's market areas.

Real Estate - Home Equity: The Company originates home equity real estate loans to provide home equity lines of credit and closed-end home equity loans. These loans are primarily collateralized by owner-occupied properties located primarily in the Company's market areas.

Real Estate - Multi-family: Multi-family loans consist of loans to finance real estate purchases, refinancings, expansions and improvements to multi-family properties. These loans may be secured by, but are not limited to, first liens on apartments, mobile home parks or other multi-family properties primarily located within the Company's market areas. The Company's underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s and borrower’s related entities’ financial condition, and a detailed analysis of the borrower’s underlying cash flows. Multi-family loans are larger than residential or home equity loans and involve greater credit risk. The repayment of these loans largely depends on the results of operations and management of these properties. Adverse economic conditions also affect the repayment ability to a greater extent than residential or home equity real estate loans.

Real Estate - Commercial: Commercial real estate loans consist of loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties. These loans may be secured by first liens on office buildings, farms, retail and mixed-use properties, churches, warehouses and restaurants primarily located within the Company's market areas. The Company's underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s and borrower’s related entities’ financial condition, and a detailed analysis of the borrower’s underlying cash flows. Commercial real estate loans are larger than residential loans and involve greater credit risk. The repayment of these loans largely depends on the results of operations and management of these properties. Adverse economic conditions also affect the repayment ability to a greater extent than residential real estate loans.

Real Estate - Construction and land development: These loans are made to borrowers to build commercial structures, a primary or secondary residence and, in some cases, to real estate investors to acquire and develop land. These loans are more difficult to evaluate since they are significantly more vulnerable to changes in economic conditions. In addition, these loans possess a higher degree of credit risk since they are made based on estimates of the future worth of a project and the estimated costs required for completion. The Company limits its overall investment in this portfolio segment due both to management’s assessment of risk and certain percentage guidance set by the regulatory agencies.

Consumer: Consumer loans mainly consist of personal loans, revolving credit plans and other loans. The Company's consumer loans may be uncollateralized and rely on the borrower’s income for repayment.

Commercial and industrial: Commercial and industrial loans consist generally of business loans and lines of credit to companies in the Company's market area. Commercial and industrial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. Such loans are usually collateralized by the financed assets, although a portion may be made on an unsecured basis and contain the guarantee of the business principals. The Company's underwriting analysis consists of a review of the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. Commercial and industrial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, which makes them of higher risk than residential loans and the collateral securing loans may be difficult to appraise and may fluctuate in value based on the success of the business.

As of June 30, 2023, and December 31, 2022, accrued interest on loans was $1,087,000 and $1,050,000, respectively.

Allowance for Credit Losses:

The Company's estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected trouble debt restructuring. The following tables present the activity in the ACL by class of loans for the three and six months ended June 30, 2023, and the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2022.

	Real Estate Loans
	Residential	Home Equity	Multi-family	Commercial	Construction and Land Development	Consumer loans	Commercial and Industrial loans	Unallocated	Total
	Three Months Ended June 30, 2023
Allowance for credit losses:
Beginning balance	$3,078,667	$148,654	$124,045	$986,795	$189,721	$7,242	$104,486	$—	$4,639,610
Charge-offs	—	—	—	—	—	(13,176)	—	—	(13,176)
Recoveries	11,553	—	—	—	—	903	3,275	—	15,731
Provision	(98,740)	(4,615)	4,476	31	104,715	11,233	(17,100)	—	—
Balance at June 30, 2023	$2,991,480	$144,039	$128,521	$986,826	$294,436	$6,202	$90,661	$—	$4,642,165

	Six Months Ended June 30, 2023
Allowance for credit losses:
Beginning balance	$1,960,955	$186,733	$225,869	$1,632,241	$264,589	$615	$81,182	$9,994	$4,362,178
ASC 326 adoption	1,028,700	(27,875)	(68,217)	(694,135)	(102,349)	48,540	80,330	(9,994)	255,000
Charge-offs						(18,857)	(77,940)	—	(96,797)
Recoveries	23,106				11,345	1,437	67,896	—	103,784
Provision	(21,281)	(14,819)	(29,131)	48,720	120,851	(25,533)	(60,807)	—	18,000
Balance at June 30, 2023	$2,991,480	$144,039	$128,521	$986,826	$294,436	$6,202	$90,661	$—	$4,642,165

	Three Months Ended June 30, 2022
Allowance for loan losses:
Beginning balance	$1,486,580	$174,579	$288,455	$1,757,794	$350,586	$(5,769)	$126,850	$32,014	$4,211,089
Charge-offs	(2,842)	—	—	—	—	(28,469)	—	—	(31,311)
Recoveries	12,193	—	—	—	—	948	18,175	—	31,316
Provision	33,088	(5,775)	(18,106)	61,931	(15,895)	34,508	(20,825)	(8,238)	60,688
Balance at June 30, 2022	$1,529,019	$168,804	$270,349	$1,819,725	$334,691	$1,218	$124,200	$23,776	$4,271,782

	Six Months Ended June 30, 2022
Allowance for loan losses:
Beginning balance	$1,468,649	$174,579	$288,455	$1,757,794	$350,586	$1,798	$109,724	$32,014	$4,183,599
Charge-offs	(2,842)	—	—	—	—	(37,102)	—		(39,944)
Recoveries	30,124	—	—	—	—	2,014	35,301	—	67,439
Provision	33,088	(5,775)	(18,106)	61,931	(15,895)	34,508	(20,825)	(8,238)	60,688
Balance at June 30, 2022	$1,529,019	$168,804	$270,349	$1,819,725	$334,691	$1,218	$124,200	$23,776	$4,271,782

As described in Note 1 General: Basis of Presentation, the Company adopted ASU 2016-13 on January 1, 2023, which introduced the CECL methodology for estimating all expected losses over the life of a financial asset. The primary reason for the increase in required ACL was to capture the expected lifetime losses of the portfolio, which was previously measured under an incurred loss model.

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

The following tables present information relative to individually and collectively evaluated loans by portfolio segment as of June 30, 2023, and December 31, 2022:

	Loans		Allowance for credit losses
	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
June 30, 2023 -
Real estate loans:
Residential	$1,017,793	$143,639,009	$—	$3,078,668
Home equity	—	11,341,631	—	148,654
Multi-family	—	21,668,526	—	124,045
Commercial	—	114,708,790	—	986,795
Construction and development	—	32,336,416	—	189,721
Total real estate loans	1,017,793	323,694,372	—	4,527,883
Consumer loans	—	1,078,261	—	7,242
Commercial and industrial loans	—	16,846,760	—	104,485
Unallocated	—	—	—	—
Total	$1,017,793	$341,619,393	$—	$4,639,610
December 31, 2022 -
Real estate loans:
Residential	$1,037,428	$135,344,586	$—	$1,960,955
Home equity	—	12,410,820	—	186,733
Multi-family	—	24,613,700	—	225,869
Commercial	57,000	111,337,065	—	1,632,241
Construction and development	43,388	27,877,700	—	264,589
Total real estate loans	1,137,816	311,583,871	—	4,270,387
Consumer loans	—	1,210,164	—	615
Commercial and industrial loans	—	25,665,751	—	81,182
Unallocated	—	—	—	9,994
Total	$1,137,816	$338,459,786	$—	$4,362,178

Collateral-Dependent Loans:

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents collateral dependent loans by portfolio segment and collateral type, including those loans with and without a related allowance allocation as of June 30, 2023.

	Collateral Type
	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
June 30, 2023 -
Real estate loans:
Residential	$406,298	$—	$406,298	$406,298	$—	$—
Home equity	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Total real estate loans	406,298	—	406,298	406,298	—	—
Consumer loans	—	588,169	588,169	588,169	—	—
Commercial and industrial loans	—	—	—	—	—	—
Total	$406,298	$588,169	$994,467	$994,467	$—	$—

Impaired Loans:

The following table presents impaired loans by class of loans as of December 31, 2022:

	Recorded Investment	Principal Balance	Related Allowance
December 31, 2022 -
Impaired loans with related allowance:
Real estate loans:
Residential	$—	$—	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	—	—	—
Total real estate loans	—	—	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$—	$—	$—
Impaired loans without related allowance:
Real estate loans:
Residential	$1,037,428	$1,037,428	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	57,000	57,000	—
Construction and land development	43,388	43,388	—
Total real estate loans	1,137,816	1,137,816	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$1,137,816	$1,137,816	$—

Past Due and Nonaccrual Loans:

The following tables present the aging of the recorded investment in past due loans and nonaccrual loans as of June 30, 2023 and December 31, 2022, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Non-accrual
June 30, 2023 -
Real estate loans:
Residential	$—	$222,172	$79,683	$301,855	$144,354,947	$144,656,802	$126,273
Home equity	29,996	—	—	29,996	11,311,635	11,341,631	—
Multi-family	—	—	—	—	21,668,526	21,668,526	—
Commercial	28,084	—	—	28,084	114,680,706	114,708,790	—
Construction and land development	—	—	—	—	32,336,416	32,336,416	—
Total real estate loans	58,080	222,172	79,683	359,935	324,352,230	324,712,165	126,273
Consumer loans	3,893	—	—	3,893	1,074,368	1,078,261	—
Commercial and industrial loans	—	13,855	—	13,855	16,832,905	16,846,760	—
	$61,973	$236,027	$79,683	$377,683	$342,259,503	$342,637,186	$126,273
December 31, 2022 -
Real estate loans:
Residential	$221,100	$—	$31,541	$252,641	$136,129,373	$136,382,014	$453,749
Home equity	24,968	57,266	—	82,234	12,328,586	12,410,820	—
Multi-family	—	—	—	—	24,613,700	24,613,700	—
Commercial	—	—	57,000	57,000	111,337,065	111,394,065	57,000
Construction and land development	—	—	—	—	27,921,088	27,921,088	43,388
Total real estate loans	246,068	57,266	88,541	391,875	312,329,812	312,721,687	554,137
Consumer loans	5,718	—	—	5,718	1,204,446	1,210,164	—
Commercial and industrial loans	—	—	—	—	25,665,751	25,665,751	—
	$251,786	$57,266	$88,541	$397,593	$339,200,009	$339,597,602	$554,137

As of June 30, 2023 and December 31, 2022, there were no loans greater than 90 days past due and still accruing.

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

Since the adoption of ASU 2022-02 and during the six months ended June 30, 2023, the Company has not modified any material loans for borrowers experiencing financial difficulty.

Prior to our adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as TDRs.

The Company had identified six loans as TDRs prior to the adoption of ASU 2022-02. These loans had a total outstanding principal balance of $356,000 at the end of the second quarter of 2023. Two of these loans, totaling $56,000, were included in individually analyzed loans at June 30, 2023. In addition, of this grouping, a single loan of $28,000 is nonaccruing.

The Company offered various types of concessions when modifying a loan. Concessions made to the original contractual term of the loan typically consisted of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of the restructure, and there were no commitments to lend additional funds to the borrower during the six months ended June 30, 2023 and 2022.

During the six months ended June 30, 2022, the Company did not modify any loans as a TDR prior to the adoption of ASU 2022-02.

No loans were modified as a TDR prior to the adoption of ASU 2022-02 within the previous twelve months that subsequently defaulted during the six months ended June 30, 2023 and 2022.

Credit Quality:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a continuous basis. The Company uses the following definitions for its risk ratings:

Special Mention. Evidence of financial deterioration exists, or file documentation is inadequate or not available to determine the borrower’s financial status or ability to repay. The loan possesses potential weakness which may, if not reversed or corrected, weaken the credit or inadequately protect the Company's position.

Substandard. A well-defined weakness or weaknesses exists that jeopardizes the liquidation of the debt. The loan is characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of June 30, 2023 and December 31, 2022, and based on the most recent analysis performed, the risk category of loans by class of loans and origination year is as follows:

	Amortized cost basis by origination year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
June 30, 2023 -
Real estate loans:
Residential
Pass	$8,657,485	$56,234,204	$24,084,194	$14,555,808	$6,297,563	$32,863,915	$528,096	$143,221,265
Special Mention	—	—	—	—	—	242,867	—	242,867
Substandard	—	600,257	—	35,318	138,900	418,195	—	1,192,670
Total residential	8,657,485	56,834,461	24,084,194	14,591,126	6,436,463	33,524,977	528,096	144,656,802
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Home equity
Pass	—	—	—	—	—	—	11,341,631	11,341,631
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total home equity	—	—	—	—	—	—	11,341,631	11,341,631
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	2,807,463	967,886	3,873,001	6,411,362	897,844	6,710,970	—	21,668,526
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multi-family	2,807,463	967,886	3,873,001	6,411,362	897,844	6,710,970	—	21,668,526
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Commercial
Pass	8,479,236	15,370,247	26,207,475	13,951,519	20,184,098	21,981,301	1,378,202	107,552,078
Special Mention	—	—	—	—	—	3,875,839	—	3,875,839
Substandard	—	—	505,206	2,775,667	—	—	—	3,280,873
Total commercial	8,479,236	15,370,247	26,712,681	16,727,186	20,184,098	25,857,140	1,378,202	114,708,790
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Construction and land development
Pass	4,550,718	8,187,899	6,804,177	55,779	34,267	1,963,382	10,625,367	32,221,589
Special Mention	—	—	—	—		15,409	—	15,409
Substandard	—	40,960	—	—	—	58,458	—	99,418
Total construction and land development	4,550,718	8,228,859	6,804,177	55,779	34,267	2,037,249	10,625,367	32,336,416
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Total real estate loans	24,494,902	81,401,453	61,474,053	37,785,453	27,552,672	68,130,336	23,873,296	324,712,165
Consumer loans
Pass	90,003	390,926	375,983	64,679	54,663	49,440	52,567	1,078,261
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	90,003	390,926	375,983	64,679	54,663	49,440	52,567	1,078,261
YTD Gross Charge-offs	13,176	5,681	—	—	—	—	—	18,857
Commercial and industrial loans
Pass	1,098,689	4,056,298	1,238,172	1,707,406	434,982	1,134,396	3,488,622	13,158,565
Special Mention	318,805	—	2,781,221	—	—	—	—	3,100,026
Substandard	—	588,169	—	—	—	—	—	588,169
Total commercial and industrial loans	1,417,494	4,644,467	4,019,393	1,707,406	434,982	1,134,396	3,488,622	16,846,760
YTD Gross Charge-offs	—	77,940	—	—	—	—	—	77,940
	$26,002,399	$86,436,846	$65,869,429	$39,557,538	$28,042,317	$69,314,172	$27,414,485	$342,637,186
YTD Gross Charge-offs	$13,176	$83,621	$—	$—	$—	$—	$—	$96,797

	Amortized cost basis by origination year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
December 31, 2022 -
Real estate loans:
Residential
Pass	$55,151,967	$22,610,519	$15,631,663	$6,623,691	$8,838,826	$25,753,062	$85,829	$134,695,557
Special Mention	—	—	—	—	447,915	—	—	447,915
Substandard	—	—	35,877	146,167	830,558	225,940	—	1,238,542
Total residential	55,151,967	22,610,519	15,667,540	6,769,858	10,117,299	25,979,002	85,829	136,382,014
YTD Gross Charge-offs	—	—	—	—	—	2,842	—	2,842
Home equity
Pass	—	—	—	—	—	—	12,410,820	12,410,820
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total home equity	—	—	—	—	—	—	12,410,820	12,410,820
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	981,012	3,980,555	7,316,026	5,295,123	824,352	6,216,632	—	24,613,700
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multi-family	981,012	3,980,555	7,316,026	5,295,123	824,352	6,216,632	—	24,613,700
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Commercial
Pass	16,459,869	25,642,201	15,466,808	16,482,391	11,501,425	14,184,995	1,454,960	101,192,649
Special Mention	—	675,000	—	2,713,589	3,738,847	208,237	—	7,335,673
Substandard	—	57,000	2,808,743	—	—	—	—	2,865,743
Total commercial	16,459,869	26,374,201	18,275,551	19,195,980	15,240,272	14,393,232	1,454,960	111,394,065
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Construction and land development
Pass	13,391,574	11,404,271	58,143	37,012	197,857	735,124	1,970,015	27,793,996
Special Mention	—	—	—	—	—	20,263	—	20,263
Substandard	43,388	—	—	—	—	63,441	—	106,829
Total construction and land development	13,434,962	11,404,271	58,143	37,012	197,857	818,828	1,970,015	27,921,088
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Total real estate loans	86,027,810	64,369,546	41,317,260	31,297,973	26,379,780	47,407,694	15,921,624	312,721,687
Consumer loans
Pass	483,182	429,878	92,795	98,284	13,238	28,939	63,848	1,210,164
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	483,182	429,878	92,795	98,284	13,238	28,939	63,848	1,210,164
YTD Gross Charge-offs	55,979	8,633	—	—	—	—	—	64,612
Commercial and industrial loans
Pass	5,950,790	4,500,645	1,846,412	587,718	879,754	566,731	11,333,701	25,665,751
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total commercial and industrial loans	5,950,790	4,500,645	1,846,412	587,718	879,754	566,731	11,333,701	25,665,751
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
	$92,461,782	$69,300,069	$43,256,467	$31,983,975	$27,272,772	$48,003,364	$27,319,173	$339,597,602
YTD Gross Charge-offs	$55,979	$8,633	$—	$—	$—	$2,842	$—	$67,454

There were no loans classified in the "doubtful" or "loss" risk rating categories as of the periods ended June 30, 2023 and December 31, 2022.
NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

The following advances from the Federal Home Loan Bank ("FHLB") were outstanding as of June 30, 2023 and December 31, 2022:

Advance Date	Amount	Rate	Interest Rate	Maturity	Call Feature
June 30, 2023 -
May 16, 2023	$5,000,000	Fixed	4.00%	May 15, 2026	N/A
	$5,000,000
December 31, 2022 -
November 18, 2022	$11,000,000	Fixed	4.57%	November 20, 2023	N/A
	$11,000,000

The FHLB advances are collateralized by the Company's FHLB stock and a blanket lien on certain of the Company's residential and commercial real estate loans with a net collateral value of approximately $85,488,000 and $56,438,000 at June 30, 2023 and December 31, 2022, respectively. Given its pledged collateral position, the Company had approximately $80,488,000 and $45,400,000 in borrowing capacity with the FHLB at June 30, 2023 and December 31, 2022, respectively.

Unsecured federal funds lines of credit totaling $28,500,000 were available to the Company for overnight borrowing through correspondent banks at both June 30, 2023 and December 31, 2022. The Company also had approximately $8.0 million and $5.8 million in available borrowing capacity through the Federal Reserve Bank of Atlanta at June 30, 2023 and December 31, 2022, respectively. There were no borrowings against either of these facilities at June 30, 2023 or December 31, 2022. The available borrowings with the Federal Reserve Bank are collateralized by a blanket lien on certain of the Bank’s residential and commercial real estate loans with a carrying value of approximately $11.1 million and $8.4 million at June 30, 2023 and December 31, 2022, respectively.

NOTE 5 - COMMITMENTS

Credit Related Financial Instruments:

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to a credit loss in the event of non-performance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. In most cases, the Company requires collateral or other security to support financial instruments with credit risk.

	June 30, 2023	December 31, 2022
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$45,736,000	$49,189,000
Stand-by letters of credit	$830,000	$819,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit, or personal property.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to businesses within the Company's trade area.

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds real estate and assignments of deposit accounts as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for these commitments at June 30, 2023 and December 31, 2022 varies.

We maintain an ACL on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the balance sheet within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The allowance for credit losses on unfunded commitments was $146,778 at June 30, 2023. Prior to January 1, 2023, we calculated allowance for losses on unfunded loan commitments using an incurred losses methodology.

NOTE 6 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under certain adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total common equity Tier 1, total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of June 30, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2023 and December 31, 2022, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios, and minimum amounts under current regulatory standards, as of June 30, 2023 and December 31, 2022, are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2023:
Common Equity Tier 1 Capital to Risk- Weighted Assets	$68,045	21.60%	$14,175	4.50%	$20,475	6.50%
Total Capital to Risk- Weighted Assets	$71,993	22.86%	$25,200	8.00%	$31,500	10.00%
Tier 1 Capital to Risk- Weighted Assets	$68,045	21.60%	$18,900	6.00%	$25,200	8.00%
Tier I Capital to Average Assets	$68,045	15.79%	$17,242	4.00%	$21,553	5.00%
December 31, 2022:
Common Equity Tier 1 Capital to Risk- Weighted Assets	$67,153	21.32%	$14,172	4.50%	$20,470	6.50%
Total Capital to Risk- Weighted Assets	$71,094	22.57%	$25,194	8.00%	$31,492	10.00%
Tier 1 Capital to Risk- Weighted Assets	$67,153	21.32%	$18,895	6.00%	$25,194	8.00%
Tier I Capital to Average Assets	$67,153	16.22%	$16,558	4.00%	$20,697	5.00%

NOTE 7 - FAIR VALUE MEASUREMENT

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. From time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and other real estate owned. These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or write-downs of individual assets. Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

Fair Value Hierarchy

The Company groups assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Assets Recorded at Fair Value on a Recurring Basis. The table below presents the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, all of which consisted of investment securities available-for-sale:

	Level 1	Level 2	Level 3	Total
June 30, 2023:
US treasuries	$—	$9,380,761	$—	$9,380,761
Mortgage-backed securities	—	8,534,940	—	8,534,940
Collateralized mortgage obligations	—	14,225,647	—	14,225,647
Municipal bonds	—	7,234,471	—	7,234,471
Corporate obligations	—	3,022,015	—	3,022,015
Investment securities available-for-sale	$—	$42,397,834	$—	$42,397,834
December 31, 2022:
US treasuries	$—	$9,324,532	$—	$9,324,532
Mortgage-backed securities	—	8,732,033	—	8,732,033
Collateralized mortgage obligations	—	14,844,030	—	14,844,030
Municipal bonds	—	7,028,911	—	7,028,911
Corporate obligations	—	3,167,046	—	3,167,046
Investment securities available-for-sale	$—	$43,096,552	$—	$43,096,552

Assets Recorded at Fair Value on a Nonrecurring Basis. The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total
June 30, 2023:
Other real estate owned	$—	$—	$—	$—
Individually evaluated loans	—	—	—	—
	$—	$—	$—	$—
December 31, 2022:
Other real estate owned	$—	$—	$683,800	$683,800
Impaired loans	—	—	—	—
	$—	$—	$683,800	$683,800

The following tables show significant unobservable inputs used in the fair value measurement of Level 3 assets:

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Discount
June 30, 2023:
Other real estate owned	$—	Third party appraisals and sales contracts	Collateral values, market discounts and estimated costs to sell	—
Individually evaluated loans	$—	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	—

December 31, 2022:
Other real estate owned	$683,800	Third party appraisals and sales contracts	Collateral values, market discounts and estimated costs to sell	52%
Impaired loans	$—	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	—

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

Other Investments. Other investments consist of FHLB and Federal Reserve Bank stock whose carrying value approximates its fair value.

Mortgage Loans Held for Sale. The estimated fair value of mortgage loans held for sale, classified within Level 2, is approximated by the carrying value, given the short-term nature of the loans and similarly to what secondary markets are currently offering for portfolios of loans with similar characteristics.

Loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific allocation is established within the allowance for credit losses. Loans for which it is probable that payment of interest and/or principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans in which an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is utilized or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned. Other real estate owned properties are adjusted to fair value less estimated selling costs upon transfer of the loans to other real estate owned. Subsequently, other real estate owned assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value is based on an observable market price, the Company records the other real estate owned as nonrecurring Level 2. When the fair value is based on an appraised value, or when an appraised value is not available, the Company records the other real estate owned asset as nonrecurring Level 3.

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

The carrying amounts and estimated fair values of the Bank’s financial instruments as of June 30, 2023 and December 31, 2022 are as follows:

		Fair Value Measurements at June 30, 2023
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$20,172,656	$20,172,656	$20,172,656	$—	$—
Certificates of deposit with other banks	1,490,000	1,490,000	1,490,000	—	—
Investment securities available-for-sale	42,397,834	42,397,834	—	42,397,834	—
Other investments	1,172,900	1,172,900	—	1,172,900	—
Mortgage loans held for sale	306,611	306,611	—	306,611	—
Loans, net	336,908,110	320,595,389	—	—	320,595,389
Bank owned life insurance	11,583,027	11,583,027	11,583,027	—	—
Financial liabilities:
Deposits	331,996,202	330,789,870	234,187,870	—	96,602,000
FHLB advances	5,000,000	4,948,000	—	—	4,948,000

		Fair Value Measurements at December 31, 2022
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$25,545,872	$25,545,872	$25,545,872	$—	$—
Certificates of deposit with other banks	1,739,000	1,739,000	1,739,000	—	—
Investment securities available-for-sale	43,096,552	43,096,552	—	43,096,552	—
Other investments	1,377,500	1,377,500	—	1,377,500	—
Mortgage loans held for sale	2,085,099	2,085,099	—	2,085,099	—
Loans, net	334,138,871	318,195,000	—	—	318,195,000
Bank owned life insurance	11,442,653	11,442,653	11,442,653	—	—
Financial liabilities:
Deposits	329,128,253	327,436,855	239,622,855	—	87,814,000
FHLB advances	11,000,000	10,953,000	—	—	10,953,000

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

NOTE 8 – STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

Stockholders' Equity:

On August 4, 2022, the Company announced a program to repurchase 250,000 shares of the Company's common stock. Shares may be repurchased in open market or private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing and amount of any repurchases will depend on a number of factors, including the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. During 2022, 75,172 shares of the Company's common stock had been repurchased at an average price of $14.44. During 2023, 174,358 shares of the Company's common stock had been repurchased at an average price of $14.46 and subsequently retired prior to June 30, 2023. Additionally, during the period ending June 30, 2023, the Company retired 75,172 shares previously repurchased during 2022 and held in treasury stock as of December 31, 2022.

Earnings per share:

Earnings per common share was computed based on the following:

	Three Months Ending June 30,		Six Months Ending June 30,
	2023	2022	2023	2022

Numerator:
Income applicable to common shares	$146,710	$594,496	$478,739	$1,290,389
Denominator:
Weighted average common shares outstanding	4,868,599	4,898,350	4,921,108	4,898,350
Effect of dilutive securities:
Restricted stock	—	—	—	—
Stock options	—	—	—	—
Weighted average common shares outstanding - assuming dilution	4,868,599	4,898,350	4,921,108	4,898,350
Earnings per common share	$0.03	$0.12	$0.10	$0.26
Earnings per common share - assuming dilution	$0.03	$0.12	$0.10	$0.26

No options were deemed dilutive as the exercise price exceeded the market price as of the close of market on June 30, 2023.

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

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. We use the weighted-average remaining maturity method ("WARM") as the basis for the estimation of expected credit losses. The WARM method uses historical average annual charge-off rates. The average annual charge-off rate contains loss content over a historical lookback period and is used as a foundation for estimating the credit loss reserve for the remaining outstanding balances of loans in a pool or segment of our loan portfolio at the balance sheet date. The average annual charge-off rate is applied to the contractual term, further adjusted for estimated prepayments, to determine the unadjusted historical charge-off rate. The calculation of the unadjusted historical charge-off rate is then adjusted for current conditions and for reasonable and supportable forecast periods. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions.

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

Marketable Securities. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Management determines the appropriate classification of securities at the time of purchase. Interest income includes amortization and accretion of purchase premiums and discounts. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized costs basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized costs basis is written down to fair value through income. For securities available for sale that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized costs basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized as other comprehensive income.

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

We file a federal and state income tax returns. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. We may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense.

Recent Banking Events

There have been three significant bank failures that have taken place during the first half of 2023. These failures were primarily due to these banks' lack of liquidity as depositors sought to withdraw their funds. Due to rising interest rates, the failed banks were unable to sell investment securities held to meet liquidity needs without realizing substantial losses. As a result of these bank closures and in an effort to strengthen public confidence in the banking system and protect depositors, regulators have announced that any losses to the Deposit Insurance Fund to support uninsured deposits will be recovered by a special assessment on banks, as required by law, which could increase the cost of our FDIC insurance assessments. Additionally, the Federal Reserve announced the creation of a new Bank Term Funding Program in an effort to minimize the need for banks to sell securities at a loss in times of stress. The future impact of these failures on the economy, financial institutions and their depositors, as well as any governmental regulatory responses or actions resulting from the same, is difficult to predict at this time.

Overview

The Company is a full service community bank that provides a variety of financial products and services to consumers and commercial customers in our market areas. Our business consists primarily of utilizing customer deposits, together with funds generated from our operations, to fund commercial and consumer loans in our footprint. As of June 30, 2023, we had total assets of $426.8 million, loans, net of the allowance for loan losses and deferred fees of $336.9 million, total deposits of $332.0 million and total equity of $83.3 million. During 2019, the Bank elected to be treated as a “covered savings association” which allows us to engage in the same activities as a national bank.

Our primary deposit products are personal checking accounts, business checking accounts, savings accounts, money market accounts and certificates of deposit. Our lending products include single-family residential loans, construction loans, land development loans and SBA/USDA guaranteed loans.

We expect to continue to focus on originating one- to four-family residential real estate loans, commercial and multi-family residential real estate loans, commercial and industrial loans, construction and land development loans and consumer loans. Although in recent years we have increased our focus, with what we believe to be conservative underwriting standards, on originating commercial real estate and commercial and industrial loans. In recent years, we have originated single-family owner-occupied loans for sale into the secondary market and for our own portfolio. We intend to continue this activity in the future in order to generate fee income.

In addition to lending, we also invest in securities. The Company's investment portfolio consists primarily of securities issued by the U.S. Treasury or U.S. government sponsored agencies.

As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as market rates increase. Therefore, increases in interest rates may adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations. To help manage our balance sheet and our interest rate risk position we continue to focus on promoting our core deposit products, as well as building a more diversified loan portfolio. We believe that the addition of our two newly opened full service branches in Savannah, Georgia and Jacksonville, Florida are significant strides forward, supporting the Company's path towards achieving these objectives.

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Total Assets. Total assets decreased $2.8 million to $426.8 million at June 30, 2023 from $429.6 million at December 31, 2022. The decrease was principally due to a reduction in our cash position as excess liquidity was used to pay off maturing Federal Home Loan Bank advances, coupled with $1.8 million decrease in our mortgage loans held for sale position. These changes were partially offset by $3.0 million of growth in the loan portfolio, as well as a $1.9 million and a $1.6 million increase in right-of-use lease assets and premises and equipment, respectively. These last two items are associated with establishment of our two new branch locations in Savannah, GA, and Jacksonville, FL.

Cash and Cash Equivalents. Cash and cash equivalents decreased $5.4 million to $20.2 million at June 30, 2023, compared to $25.6 million at December 31, 2022. The decrease is primarily attributable to excess liquidity which was utilized to pay down Federal Home Loan Bank advances and fund loan growth during the period.

Total Loans. Loans increased $3.0 million to $341.5 million at June 30, 2023 from $338.5 million at December 31, 2022. Loans secured by real estate grew $12.0 million or 3.8% during the first six months of 2023. Within the real estate category, residential loans grew $8.3 million, or 6.1%, to $144.7 million at June 30, 2023, from $136.4 million at December 31, 2022 due to new loan originations. Construction and land development loans increased $4.4 million, or 15.8%, to $32.3 million at June 30, 2023, from $27.9 million at December 31, 2022. Commercial real estate loans increased $3.3 million, or 3.0%, to $114.7 million at June 30, 2023 from $111.4 million at December 31, 2022. Multi-family real estate loans decreased $2.9 million, or 11.8%, to $21.7 million at June 30, 2023, from $24.6 million at December 31, 2022. Home equity loans also decreased $1.1 million, or 8.8%, to $11.3 million at June 30, 2023, from $12.4 million at December 31, 2022.

Commercial and industrial loans decreased $8.9 million, or 34.6%, to $16.8 million at June 30, 2023 from $25.7 million at December 31, 2022, as our largest loan of $6.5 million was paid off during the six month period ended June 30, 2023.

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

During the six months ended June 30, 2023, four loans totaling $1.7 million were downgraded from pass to substandard, and two loans that were classified as substandard, totaling $692,000, were paid off. Two of the loans that were downgraded are to a single relationship of $1.1 million. This relationship is in the Tallahassee market and the business is a marketing/technology company.

The Company had 13 individually evaluated loans totaling $1.0 million at June 30, 2023 compared to 15 impaired loans totaling $1.1 million at December 31, 2022. At June 30, 2023, there were no specific reserves and no unallocated allowance. We had net recoveries of $7,000 during the six months ended June 30, 2023, compared to net recoveries of $27,000 for the six months ended June 30, 2022.

Effective January 1, 2023, CECL was implemented which resulted in a $255,000 increase in the allowance for loan credit losses and a decrease in retained earnings. Provision for loan credit losses of $18,000 was recorded for the six months ended June 30, 2023 and $61,000 of provisions were recorded for the six months ended June 30, 2022. In addition, effective January 1, 2023, a liability account for unfunded loan commitment credit losses of $149,000 was established which also decreased retained earnings. A reversal of unfunded loan commitment credit losses of $2,000 was recorded for the six months ended June 30, 2023.

Management believes that the allowance for loan credit losses, which was $4.6 million, or 1.36% of gross loans, at June 30, 2023, and the $147,000 allowance, or 0.32%, for unfunded loan commitments, are adequate to cover inherent losses in these portfolios.

Investment Securities. Available-for-sale investment securities decreased $0.7 million, or 1.6%, to $42.4 million at June 30, 2023 from $43.1 million at December 31, 2022. This decrease was primarily due to $769,000 of paydowns on our mortgage-backed securities and net amortization of $129,000 on premiums paid. These decreases were partially offset by $200,000 of recoveries of unrealized losses in the AFS portfolio. Unrealized losses on our investments fell to $4.5 million at June 30, 2023, from $4.7 million at December 31, 2022. The change unrealized losses was due to a change in market interest rates.

Premises and equipment, net. Net premises and equipment increased $1.6 million, or 51.7%, to $4.8 million at June 30, 2023 from $3.1 million at December 31, 2022. This increase is primarily attributable to leasehold improvements made to our two new branches located in Savannah, GA and Jacksonville, FL. Additional capitalized expenses associated with the build out of these properties was $1.4 million at June 30, 2023, and $17,000 at December 31, 2022.

Right-of-use asset. In 2023, the Company entered into leases to establish retail branches in Savannah, GA, and Jacksonville, FL. These leases were capitalized for $1.9 million, and are being amortized over a ten year period. The new branch in Savannah, GA, opened in May 2023, and the branch in Jacksonville, FL, opened in June 2023.

Other Real Estate Owned. Other real estate owned decreased from $684,000 as of December 31, 2022, to zero at the end of the second quarter as both properties held in this category were sold during the period, resulting in a net pre-tax loss of $31,000 for the six months ended June 30, 2023.

Bank Owned Life Insurance. Our investment in bank owned life insurance increased $140,000, or 1.2%, to $11.6 million at June 30, 2023 from $11.4 million at December 31, 2022. The income generated from these investments provides the Company with support to offer competitive benefits, assisting us in attracting and retaining talented employees.

Deposits. Total deposits increased $2.9 million, or 0.9%, to $332.0 million at June 30, 2023 from $329.1 million at December 31, 2022. Certificates of deposit increased $8.3 million, or 9.3%, to $97.8 million at June 30, 2023, from $89.5 million at December 31, 2022. Non-interest-bearing demand accounts increased $4.9 million, or 12.4%, to $44.3 million at June 30, 2023, from $39.4 million at December 31, 2022. Interest-bearing demand accounts decreased $5.9 million, or 10.1%, to $52.2 million at June 30, 2023, from $58.1 million at December 31, 2022. Savings and money market accounts decreased $4.4 million, or 3.1%, to $137.7 million at June 30, 2023 from $142.1 million at December 31, 2022.

Lease Liability. In 2023, as noted earlier, the Company entered into leases to establish retail branches in Savannah, GA, and Jacksonville, FL. These leases were capitalized in the amount of $1.9 million, and are also reflected in the balance sheet as a right-of-use asset.

Accrued interest payable and other liabilities. Accrued interest payable and other liabilities increased $317,000, or 7.5%, to $4.5 million at June 30, 2023, from $4.2 million at December 31, 2022. Of this change, $147,000 is due to the new allowance for unfunded commitments associated with the adoption of CECL. Other changes included accruals for various incentive plans established to attract and retain our employees.

Shareholders’ Equity. Total shareholders' equity decreased $2.0 million, or 2.3%, to $83.3 million at June 30, 2023 from $85.3 million at December 31, 2022. The decrease resulted primarily from $2.5 million of shares repurchased during the first six months of 2023. Also, in June the Company declared a $0.05 cash dividend payable on July 21, to shareholders of record on July 7, 2023. In addition, with the adoption of CECL, the Company made an adjustment to its allowances for loan and unfunded commitments which resulted in a $303,000 decrease to retained earnings with its implementation on January 1, 2023. These reductions to capital were partially offset by $479,000 of net income realized during the first half of the year, coupled with a $200,000 decrease in our unrealized losses associated with our AFS investment portfolio.

Comparison of Operating Results for the Three Months Ended June 30, 2023 and 2022

General. The Company generated $147,000 of net income, or $0.03 of earnings per basic common share, during the three months ended June 30, 2023. These results were below that of the $594,000 of net income, or $0.12 of earnings per basic common share, that the Company earned during the same three month time period one year prior. The $448,000, or 75.3%, year over year decrease in net income resulted primarily from a $557,000 increase in other operating expenses and a $202,000 decrease in fees from the sale of mortgage loans, which was partially offset by a $193,000 increase in net interest income.

Interest Income. Interest and dividend income increased $1.5 million, or 43.5%, to $5.1 million for the three months ended June 30, 2023 from $3.6 million for the three months ended June 30, 2022. This increase was primarily due to increases in interest rates relative to one year ago, coupled with growth in our earning asset base as well as a change in our earning asset mix, as higher yielding loans became a larger portion of our average earning assets. Interest income from the loan portfolio grew $1.2 million, or 36.4% versus that of the same three month period one year ago. Other increases included interest and dividends on investment securities of $222,000, and interest on deposits with other banks and federal funds sold, which rose $150,000. The average balance of loans, including loans held for sale, increased $52.1 million, or 17.9%, to $342.8 million for the three months ended June 30, 2023, from $290.7 million for the three months ended June 30, 2022, and the average yield on loans increased to 5.21% for the three months ended June 30, 2023 from 4.51% for three months ended June 30, 2022. The average balance of available-for-sale securities decreased $3.0 million, or 6.0% to $47.4 million for the three months ended June 30, 2023, from $50.4 million for the three months ended June 30, 2022, while the average yield on the portfolio increased 181 basis points to 3.16% for the three months ended June 30, 2023, from 1.35% for the three months ended June 30, 2022. The average balance of interest-earning deposits decreased $27.9 million, or 54.0%, to $23.8 million for the three months ended June 30, 2023, from $51.6 million for the three months ended June 30, 2022, while the average yield on interest-earning deposits increased 369 basis points to 4.69% for the three months ended June 30, 2023, from 1.00% for the three months ended June 30, 2022.

Interest Expense. Total interest expense increased $1.4 million, or 773.3%, to $1.5 million for the three months ended June 30, 2023 from $177,000 for the three months ended June 30, 2022. The increase was primarily due to the federal funds rate increasing 475 basis points to 5.25% as of June 30, 2023, from 0.50% on April 1, 2022. As a result of this rapid rise in interest rates, in order to attract and retain deposits, we have offered increased rates to customers primarily on our money market and certificate of deposit products. This has resulted in depositors shifting funds from lower cost accounts, into this higher yielding products. As a consequence the average balance of interest-bearing deposits increased $22.7 million, or 8.5%, to $292.0 million for the three months ended June 30, 2023, from $269.2 million for the three months ended June 30, 2022, with a 182 basis point increase in the average cost of interest-bearing deposits to 2.08% for the three months ended June 30, 2023, from 0.26% for the three months ended June 30, 2022. The average balance of FHLB advances increased to $2.6 million for the three months ended June 30, 2023 and there were no FHLB advances outstanding for the three month period ended June 30, 2022. For the three months ended June 30, 2023, the average cost of FHLB advances was 4.04%.

Net Interest Income. Net interest income increased $193,000, or 5.7%, to $3.6 million for the three months ended June 30, 2023 from $3.4 million for the three months ended June 30, 2022. This increase was supported by increases in interest rates relative to one year ago, coupled with growth in our earning asset base, as well as a change in our earning asset mix, as higher yielding loans became a larger portion of our average earning assets. Our average interest-earning assets increased $21.3 million, or 5.4%, period over period. This increase was due primarily to a $52.1 million increase in our average loans outstanding during the second quarter of 2023 versus that of the same three month period one year ago. This increase was partially offset by decreases in average outstanding in our interest earning deposits and investment securities outstanding this quarter as compared to the same period one year ago. While the rise in market interest rates benefited our earning assets, it hampered our cost of funding. Our interest rate spread decreased to 2.87% for the three months ended June 30, 2023 from 3.39% for the three months ended June 30, 2022, while our net interest margin increased one basis point to 3.48% for the three months ended June 30, 2023 from 3.47% for the three months ended June 30, 2022.

Provision for Credit Losses. We recorded no provisions for loan credit losses or for unfunded loan commitment credit losses (which is included in other expenses) during the three months ended June 30, 2023, while $61,000 of provisions were recorded for the three months ended June 30, 2022. Provisions for loan credit losses are charged to operations to establish an allowance for loan credit losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan credit losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See the section entitled "Allowance for Loan Credit Losses" in this Item 2, and Note 3 of the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

The allowance for loan losses was $4.6 million, or 1.36% of total loans, at June 30, 2023, and $4.4 million, or 1.29%, of total loans at December 31, 2022, and $4.3 million, or 1.40% of total loans, at June 30, 2022. Classified (substandard, doubtful and loss) loans increased to $5.2 million at June 30, 2023 compared to $4.2 million at December 31, 2022 and June 30, 2022. We had $126,000 of nonperforming loans at June 30, 2023, compared to $554,000 at December 31, 2022 and $570,000 at June 30, 2022. Net recoveries for the three months ended June 30, 2023 and 2022 were $3,000 and zero, respectively. We had no loans in deferral at June 30, 2023, or December 31, 2022. In addition, the unfunded loan commitment credit loss liability was $147,000 at June 30, 2023, or 0.32%, of our outstanding unfunded loan commitments of $46.6 million.

Other Income. Other income information is as follows.

	For the three months ended June 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Service charges on deposit accounts	$136	$147	$(11)	(7.5)%
Gain on sale of loans	49	341	(292)	(85.6)
Other	103	75	28	37.3
Total non-interest income	$288	$563	$(275)	(48.8)%

Other income decreased $275,000, or 48.8%, to $288,000 for the three months ended June 30, 2023 from $563,000 for the three months ended June 30, 2022. The decrease was primarily due to a $203,000 decrease in income from the sale of mortgage loans into the secondary market to $49,000 for the three months ended June 30, 2023, compared to $252,000 for the three months ended June 30, 2022. This decrease is primarily due to the decrease in the volume mortgage loan refinancings and home purchases sold into the secondary market as interest rates have increased since December 31, 2022. In addition, the Company realized $89,000 of gains on the sale of SBA loans during the second quarter of 2022. There were no gains on the sale of SBA loans in 2023.

Other Expense. Other expense information is as follows.

	For the three months ended June 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,189	$1,911	$278	14.5%
Occupancy and equipment	293	211	82	38.9
Advertising	103	71	32	45.1
Audit and examination	136	116	20	17.2
Checking account related expenses	32	9	23	255.6
Consulting and advisory fees	12	27	(15)	(55.6)
Data processing fees	122	120	2	1.7
Director fees	142	57	85	149.1
Legal	45	88	(43)	(48.9)
Insurance	59	55	4	7.3
Other real estate loss/(gain) on sale and write-downs	41	21	20	95.2
Other	520	450	70	15.6
Total non-interest expense	$3,694	$3,136	$558	17.8%

Other expense increased $558,000, or 17.8%, to $3.7 million for the three months ended June 30, 2023, from $3.1 million for the three months ended June 30, 2022. The increase was due primarily to a $278,000 and $85,000 increase in salaries and employee benefits and director fees, respectively. These increases resulted primarily from the implementation of the 2022 Equity Incentive Plan approved by the shareholders in September 2022. Stock awards and option expense was $238,000 and $157,000 in salaries and benefits and director fees, respectively, for the six months ended June 30, 2023. Also, contributing to the increase in salaries was staff hired in conjunction with the opening of our two new branches in Savannah, GA, and Jacksonville, FL. In addition to the additional lease expenses associated with these new branches, the cost of getting these new facilities in a position to open resulted in higher other expenses such as advertising, travel and meals. However, legal fees decreased $43,000, or 48.9%, to $45,000 for the three months ended June 30, 2023 from $88,000 for the three months ended June 30, 2022 as the Company has become more seasoned as a public entity.

Given the addition of two new branch facilities we anticipate that our expenses for occupancy and equipment, as well as some other expenses will be higher going forward. However, we also anticipate that as these new branches grow their customer base in these highly attractive markets, that the rewards of higher income will be realized.

Income Tax Expense. Income tax expense decreased $131,000 to $45,000 for the three months ended June 30, 2023, compared to $176,000 for the three months ended June 30, 2022. The decrease resulted from the $578,000 decrease in income before income taxes. For the three months ended June 30, 2023, income before taxes was $192,000, compared to $770,000 for the three months ended June 30, 2022. Our effective tax rate was 23.6% for the three months ended June 30, 2023 and 22.8% for the three months ended June 30, 2022.

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

	For the quarter ended June 30,
	2023			2022
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate

Interest-earning assets:
Loans receivable	$342,759	$4,455	5.21%	$290,653	$3,267	4.51%
Securities available-for-sale	47,393	373	3.16%	50,442	170	1.35%
Interest-earning deposits	23,761	278	4.69%	51,649	129	1.00%
Other investments	1,071	35	13.11%	924	16	6.95%
Total interest-earning assets	414,984	$5,141	4.97%	393,668	$3,582	3.65%
Non-interest-earning assets	16,660			19,060
Total assets	$431,644			$412,728
Interest-bearing liabilities:
Savings and money market accounts	$137,409	$740	2.16%	$135,716	$77	0.23%
Interest-bearing checking accounts	53,831	51	0.38%	59,830	13	0.09%
Certificate accounts	100,755	726	2.89%	73,702	87	0.47%
Total interest-bearing deposits	291,995	1,517	2.08%	269,248	177	0.26%
Borrowings	2,615	26	3.99%	—	—	—%
Total interest-bearing liabilities	294,610	1,543	2.10%	269,248	177	0.26%
Non-interest-bearing liabilities	52,594			57,343
Total liabilities	347,204			326,591
Total equity	84,440			86,137
Total liabilities and equity	$431,644			$412,728
Net interest income		$3,598			$3,405
Net earning assets	$120,374			$124,420
Net interest rate spread(1)			2.87%			3.39%
Net interest margin(2)			3.48%			3.47%
Average interest-earning assets to average interest-bearing liabilities	140.86%			146.21%
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

	Quarter Ended
	June 30,
	2023 vs. 2022
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$589	$599	$1,188
Securities available for sale	(3)	206	203
Interest-earning deposits	(76)	225	149
Other investments	3	16	19
Total interest-earning assets	513	1,046	1,559
Interest-bearing liabilities:
Savings and money market accounts	(1)	664	663
Interest-bearing checking accounts	(15)	53	38
Certificate accounts	161	478	639
Total interest-bearing deposits	145	1,195	1,340
Borrowings	27		27
Total interest-bearing liabilities	172	1,195	1,367
Change in net interest income	$341	$(149)	$192

Comparison of Operating Results for the Six Months Ended June 30, 2023 and 2022

General. The Company generated $479,000 of net income, or $0.10 of earnings per basic common share, during the six months ended June 30, 2023. These results were below that of the $1.3 million of net income, or $0.26 of earnings per basic common share, that the Company earned during the same six month time period one year prior. The $811,000, or 62.9%, year over year decrease in net income resulted primarily from a $1.2 million increase in other operating expenses and a $462,000 decrease in fees from the sale of mortgage loans, which was partially offset by a $652,000 increase in net interest income.

Interest Income. Interest and dividend income increased $3.1 million, or 45.0%, to $10.0 million for the six months ended June 30, 2023 from $6.9 million for the six months ended June 30, 2022. This increase was primarily due to increases in interest rates relative to one year ago, coupled with growth in our earning asset base as well as a change in our earning asset mix, as higher yielding loans became a larger portion of our average earning assets. Interest income on the loan portfolio rose $2.3 million, or 36.3%, as well as increases in interest and dividends on investment securities of $391,000 and interest on deposits with other banks and federal funds sold of $403,000. The average balance of loans, including loans held for sale, increased $59.5 million, or 21.0%, to $342.3 million for the six months ended June 30, 2023, from $282.9 million for the six months ended June 30, 2022, and the average yield on loans increased to 5.14% for the six months ended June 30, 2023 from 4.57% for six months ended June 30, 2022. The average balance of investment securities decreased $204,000, or 0.4%, to $48.7 million for the six months ended June 30, 2023, from $48.9 million for the six months ended June 30, 2022, while the average yield on investment securities increased 161 basis points to 3.05% for the six months ended June 30, 2023, from 1.44% for the six months ended June 30, 2022. The average balance of interest-earning deposits decreased $24.2 million, or 48.7%, to $25.5 million for the six months ended June 30, 2023, from $49.7 million for the six months ended June 30, 2022, while the average yield on interest-earning deposits increased 387 basis points to 4.58% for the six months ended June 30, 2023, from 0.71% for the six months ended June 30, 2022.

Interest Expense. Total interest expense increased $2.5 million, or 720.7%, to $2.8 million for the six months ended June 30, 2023 from $342,000 for the six months ended June 30, 2022. The increase was primarily due to the federal funds rate increasing 500 basis points to 5.25% as of June 30, 2023, from 0.25% on January 1, 2022. As a result of this rapid rise in interest rates, in order to attract and retain deposits we have offered increased rates to customers primarily on our money market and certificate of deposit products. This has resulted in depositors shifting funds from lower cost accounts, into this higher yielding products. As a consequence, the average balance of interest-bearing deposits increased $26.3 million, or 9.9%, to $291.0 million for the six months ended June 30, 2023, from $264.7 million for the six months ended June 30, 2022, with a 159 basis point increase in the average cost of interest-bearing deposits to 1.85% for the six months ended June 30, 2023, from 0.26% for the six months ended June 30, 2022. The average balances of borrowed funds, including FHLB advances, increased to $5.8 million for the six months ended June 30, 2023. There were no borrowings throughout the six month period ended June 30, 2022. For the six months ended June 30, 2023, the average cost of the Company's borrowings was 4.64%.

Net Interest Income. Net interest income increased $652,000, or 9.9%, to $7.2 million for the six months ended June 30, 2023 from $6.6 million for the six months ended June 30, 2022. This increase was supported by increases in interest rates relative to the same six month period one year ago, coupled with growth in our earning asset base, as well as a change in our earning asset mix, as higher yielding loans became a larger portion of our average earning assets. Our average interest-earning assets increased $35.1 million, or 9.2%, period over period. This increase was due primarily to a $59.5 million increase in our average loans outstanding during the first half of 2023 versus that of the same six month period one year ago. This increase was partially offset by decreases in average outstanding in our interest earning deposits this period as compared to the same six period one year ago. While the rise in market interest rates benefited our earning assets, it hampered our cost of funding. Our interest rate spread decreased to 2.96% for the six months ended June 30, 2023 from 3.40% for the six months ended June 30, 2022, while our net interest margin increased to 3.50% for the six months ended June 30, 2023 from 3.48% for the six months ended June 30, 2022.

Provision for Credit Losses. We recorded $18,000 in provision for loan credit losses, and reversed $2,000 in provision for unfunded loan commitment credit losses (which is included in other expenses) for the six months ended June 30, 2023, and 61,000 of provisions were recorded for the six months ended June 30, 2022. Provisions for loan credit losses are charged to operations to establish an allowance for loan credit losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan credit losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See the section entitled "Allowance for Loan Credit Losses" in this Item 2, and Note 3 of the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

The allowance for loan losses was $4.6 million, or 1.36% of total loans, at June 30, 2023, and $4.4 million, or 1.29%, of total loans at December 31, 2022, and $4.3 million, or 1.40% of total loans, at June 30, 2022. Classified (substandard, doubtful and loss) loans increased to $5.2 million at June 30, 2023 compared to $4.2 million at December 31, 2022 and June 30, 2022. We had $126,000 of nonperforming loans at June 30, 2023, compared to $554,000 at December 31, 2022 and $570,000 at June 30, 2022. Net recoveries for the six months ended June 30, 2023 and 2022 were $7,000 and $27,000, respectively. We had no loans in deferral at June 30, 2023, or December 31, 2022. In addition, the unfunded loan commitment credit loss liability was $147,000 at June 30, 2023, or 0.32%, of our outstanding unfunded loan commitments of $46.6 million.

Other Income. Other income information is as follows.

	For the six
	months ended
	June 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Service charges on deposit accounts	$272	$288	$(16)	(5.6)%
Gain on sale of loans	144	695	(551)	(79.3)
Other	204	149	55	36.9
Total non-interest income	$620	$1,132	$(512)	(45.2)%

Other income decreased $512,000, or 45.2%, to $620,000 for the six months ended June 30, 2023 from $1.1 million for the six months ended June 30, 2022. The decrease was primarily due to a $462,000 decrease in fees realized from the sale of mortgage loans into the secondary market to $144,000 for the six months ended June 30, 2023, compared to $606,000 for the six months ended June 30, 2022. This decrease is primarily due to the decrease in the volume mortgage loan refinancings and home purchases sold into the secondary market as interest rates have increased over the last several months. In addition, the Company realized $89,000 of gains on the sale of SBA loans during the second quarter of 2022. There were no gains on the sale of SBA loans in 2023.

Other Expense. Other expense information is as follows.

	For the six
	months ended
	June 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$4,280	$3,594	$687	19.1%
Occupancy and equipment	530	411	120	29.2%
Advertising	196	131	65	49.4%
Audit and examination	288	251	37	14.8%
Checking account related expenses	65	77	(12)	(15.5)%
Consulting and advisory fees	22	67	(45)	(66.7)%
Data processing fees	244	231	13	5.7%
Director fees	287	121	165	136.2%
Legal	131	116	15	13.3%
Insurance	118	110	8	7.6%
Other real estate loss/(gain) on sale and write-downs	38	32	6	18.1%
Other	1,000	840	160	19.0%
Total non-interest expense	$7,200	$5,981	$1,219	20.4%

Other expense increased $1.2 million, or 20.4%, to $7.2 million for the six months ended June 30, 2023, from $6.0 million for the six months ended June 30, 2022. The increase was due primarily to a $687,000 and $165,000 increase in salaries and employee benefits and director fees, respectively. These increases resulted primarily from the implementation of the 2022 Equity Incentive Plan approved by the shareholders in September 2022. Stock awards and option expense was $238,000 and $157,000 in salaries and benefits and director fees, respectively, for the six months ended June 30, 2023. Also, contributing to the increase in salaries was staff hired in conjunction with the opening of our two new branches in Savannah, GA, and Jacksonville, FL. In addition to the additional lease expenses associated with these new branches, the cost of getting these new facilities in a position to open resulted in higher other expenses such as advertising, travel and meals.

Given the addition of two new branch facilities we anticipate that our expenses for occupancy and equipment, as well as some other expenses will be higher going forward. However, we also anticipate that as these new branches grow their customer base in these highly attractive markets, that the rewards of higher income will be realized.

Income Tax Expense. Income tax expense decreased $224,000 to $166,000 for the six months ended June 30, 2023, compared to $390,000 for the six months ended June 30, 2022. The decrease resulted from the $1.0 million decrease in income before income taxes. For the six months ended June 30, 2023, income before taxes was $645,000, compared to $1.7 million for the six months ended June 30, 2022. Our effective tax rate was 25.8% for the six months ended June 30, 2023 and 23.2% for the six months ended June 30, 2022.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield. Loan fees are included in interest income on loans and are not material. No tax-equivalent yield adjustments have been made, as the effects would be immaterial.

	For the six months ended June 30,
	2023			2022
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate

Interest-earning assets:
Loans receivable	$342,347	$8,728	5.14%	$282,861	$6,405	4.57%
Securities available-for-sale	47,547	700	2.97%	48,256	334	1.40%
Interest-earning deposits	25,475	579	4.58%	49,665	176	0.71%
Other investments	1,192	42	7.11%	687	18	5.28%
Total interest-earning assets	416,561	10,049	4.86%	381,469	6,933	3.66%
Non-interest-earning assets	15,551			19,817
Total assets	$432,112			$401,286
Interest-bearing liabilities:
Savings and money market accounts	$138,055	1,350	1.97%	$132,477	143	0.22%
Interest-bearing checking accounts	55,213	101	0.37%	58,935	26	0.09%
Certificate accounts	97,714	1,221	2.52%	73,286	173	0.48%
Total interest-bearing deposits	290,982	2,672	1.85%	264,698	342	0.26%
Borrowings	5,829	134	4.64%	-	-	—%
Total interest-bearing liabilities	296,811	2,806	1.91%	264,698	342	0.26%
Non-interest-bearing liabilities	50,363			50,078
Total liabilities	347,174			314,776
Total equity	84,938			86,510
Total liabilities and equity	$432,112			$401,286
Net interest income		$7,243			$6,591
Net earning assets	$119,750			$116,771
Net interest rate spread(1)			2.96%			3.40%
Net interest margin(2)			3.50%			3.48%
Average interest-earning assets to average interest-bearing liabilities	144.13%			144.11%

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

	Six Months Ended June 30,
	2023 vs. 2022
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$1,390	$933	$2,323
Securities available for sale	11	356	367
Interest-earning deposits	(83)	486	403
Other investments	16	7	23
Total interest-earning assets	1,334	1,782	3,116
Interest-bearing liabilities:
Savings and money market accounts	5	1,202	1,207
Interest-bearing checking accounts	(27)	101	74
Certificate accounts	316	733	1,049
Total interest-bearing deposits	294	2,036	2,330
Borrowings	134	—	134
Total interest-bearing liabilities	428	2,036	2,464
Change in net interest income	$906	$(254)	$652

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our liquidity is a measure of our ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. Our short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, as well avenues to borrowings. There has been no material adverse change during the six months ended June 30, 2023 in our ability to fund our operations.

Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At June 30, 2023, we had $102.4 million in borrowing capacity under our credit line with the Federal Home Loan Bank of Atlanta, net of the $5.0 million advance outstanding. In addition, we have $28.5 million in unsecured federal funds lines of credit through our correspondent banks and $7.9 million secured borrowing capacity through the Federal Reserve Bank of Atlanta. No amounts were outstanding on these lines of credit at June 30, 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our current strategy to increase our loan portfolio, we will seek to increase core deposits and use Federal Home Loan Bank of Atlanta advances as well as brokered certificates of deposit to support our earning asset growth.

Capital Requirements

At June 30, 2023, the Bank’s Tier 1 capital as a percentage of the Bank’s average assets was 15.79%, and total qualifying capital as a percentage of risk-weighted assets was 22.86%. As of June 30, 2023, the Bank was classified as “well capitalized” for regularity capital purposes. Note 6 to the Financial Statements describes the regulatory capital requirements applicable to the Bank.

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

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of the Company's common stock made during the first six months of 2023 by or on behalf of the Company or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
April 1 - 30, 2023	-	$-	-	-
May 1 - 31, 2023	159,858	$14.46	159,585	14,970
June 1 - 30, 2023	14,500	$14.39	14,500	250,000
Total	174,358	$14.46	174,358

(1) On August 3, 2022, the Company announced a program to repurchase up to 250,000 shares of the Company's common stock through June 30, 2023.

On June 27, 2023, the Company announced a second program to buyback up to 250,000 shares of the Company's common stock effective for the period of July 1, 2023, through June 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.

10.1	Employment Agreement with S. McLean, (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 22, 2023)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022 (unaudited), (vi) Consolidated Statements of Change in Equity for the three and six months ended June 30, 2023 and 2022 (unaudited), (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (unaudited), and (vi) the Notes to Financial Statements (unaudited) with detail tagging.

104	The cover page from TC Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC BANCSHARES, INC. (Registrant)

Date: August 10, 2023	/s/ Gregory H. Eiford
Gregory H. Eiford
Chief Executive Officer

Date: August 10, 2023	/s/ Scott C. McLean
Scott C. McLean
Chief Financial Officer