Form 10-Q
period 2023-09-30
TC Bancshares, Inc.
filed 2023-11-13
CIK 1850398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, 4,549,842 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

TC BANCSHARES, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

September 30, 2023 and December 31, 2022

ASSETS
	(Unaudited)	(*)
	September 30, 2023	December 31, 2022
Cash and due from banks	$17,219,418	$25,545,872
Certificates of deposit with other banks	992,000	1,739,000
Investment securities available-for-sale	41,683,651	43,096,552
Other investments	1,295,650	1,377,500
Mortgage loans held for sale	201,285	2,085,099
Loans	358,259,300	338,501,049
Allowance for credit losses	(4,670,952)	(4,362,178)
Net loans	353,588,348	334,138,871
Premises and equipment, net	4,884,509	3,132,282
Right-of-use asset	1,994,216	—
Other real estate owned	—	683,800
Bank owned life insurance	11,655,587	11,442,653
Accrued interest receivable and other assets	6,361,327	6,375,897
Total Assets	$439,875,991	$429,617,526

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand	$45,793,201	$39,442,441
Interest-bearing demand	49,077,668	58,088,030
Savings and money markets	156,843,370	142,092,384
Certificates of deposit	95,453,772	89,505,398
Total deposits	347,168,011	329,128,253
Federal Home Loan Bank advances	5,000,000	11,000,000
Lease liability	2,113,232	—
Accrued interest payable and other liabilities	4,451,913	4,211,439
Total liabilities	358,733,156	344,339,692

Shareholders' Equity:
Common stock: $.01 par value, 20,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 4,669,642 and 5,049,372 shares issued as of September 30, 2023 and December 31, 2022, respectively; 4,669,642 and 4,974,200 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	46,697	50,494
Additional paid in capital	44,992,377	48,267,762
Retained earnings	44,030,847	45,876,694
Accumulated other comprehensive loss	(4,400,274)	(4,305,039)
Treasury stock: -0- shares and 75,172 shares at September 30, 2023 and December 31, 2022, respectively	—	(1,085,265)
Unearned ESOP shares: 352,682 shares unallocated at September 30, 2023 and December 31, 2022	(3,526,812)	(3,526,812)
Total shareholders' equity	81,142,835	85,277,834
Total Liabilities and Shareholders' Equity	$439,875,991	$429,617,526
(*) - Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and Dividend Income:
Interest and fees on loans	$4,514,506	$3,640,768	$13,242,262	$10,045,278
Interest and dividends on investment securities	406,850	225,551	1,149,514	577,643
Interest on deposits with other banks and federal funds sold	263,372	179,958	842,102	355,991
Total interest and dividend income	5,184,728	4,046,277	15,233,878	10,978,912
Interest Expense:
Interest on deposits	1,799,427	283,631	4,470,969	625,543
Interest on borrowings	51,067	—	185,459	—
Total interest expense	1,850,494	283,631	4,656,428	625,543
Net interest income	3,334,234	3,762,646	10,577,450	10,353,369
Provision for Credit Losses	—	37,744	18,000	98,432
Net interest income after provision for credit losses	3,334,234	3,724,902	10,559,450	10,254,937
Other Income:
Service charges on deposit accounts	148,651	149,674	420,510	437,382
Gain on sale of loans	58,521	219,395	202,642	914,406
Gain (Loss) on sale of premises and equipment	—	—	12,086	(583)
Bank owned life insurance income	72,561	69,751	212,935	205,711
Other	3,794	8,891	55,429	22,435
Total other income	283,527	447,711	903,602	1,579,351
Other Expense:
Salaries and employee benefits	2,258,355	1,927,975	6,538,758	5,521,629
Occupancy and equipment	366,036	213,733	896,349	624,293
Other real estate owned related expenses, net loss (gain) on sales and write-downs	100	26,811	37,844	58,761
Other	1,117,347	1,088,798	3,469,180	3,033,850
Total other expense	3,741,838	3,257,317	10,942,131	9,238,533
(Loss) Income Before Income Taxes	(124,077)	915,296	520,921	2,595,755
Income Tax (Benefit) Expense	(29,490)	212,278	136,769	602,348
Net (Loss) Income	$(94,587)	$703,018	$384,152	$1,993,407

(Loss) Earnings per share:
Basic	$(0.02)	$0.14	$0.08	$0.41
Diluted	$(0.02)	$0.14	$0.08	$0.41
Cash dividends per common share	N/A	N/A	$0.05	$0.05

Weighted Average Shares Outstanding:
Basic	4,730,279	4,870,692	4,858,160	4,889,131
Diluted	4,730,279	4,870,692	4,870,306	4,889,131

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (Loss) Income	$(94,587)	$703,018	$384,152	$1,993,407
Other Comprehensive Income (Loss)
Net of Income Taxes:
Unrealized losses on securities available-for-sale:
Holding losses arising during the period, net of taxes of ($106,631), ($315,191), ($49,615), and ($1,176,160), respectively	(237,865)	(852,185)	(95,235)	(3,179,984)
Total other comprehensive loss	(237,865)	(852,185)	(95,235)	(3,179,984)
Comprehensive Income (Loss)	$(332,452)	$(149,167)	$288,917	$(1,186,577)

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

three and nine months ended September 30, 2023 and 2022

UNAUDITED

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unearned ESOP Shares	Total
Balance, December 31, 2021	$48,984	$47,481,077	$44,613,668	$(1,608,401)	$—	$(3,722,747)	$86,812,581
Net income for the three months ended March 31, 2022	—	—	695,893	—	—	—	695,893
Other comprehensive loss, net of tax	—	—	—	(1,318,938)	—	—	(1,318,938)
Balance, March 31, 2022	$48,984	$47,481,077	$45,309,561	$(2,927,339)	$—	$(3,722,747)	$86,189,536
Net income for the three months ended June 30, 2022	—	—	594,496	—	—	—	594,496
Dividend declared	—	—	(244,918)	—	—	—	(244,918)
Other comprehensive loss, net of tax	—	—	—	(1,008,861)	—	—	(1,008,861)
Balance, June 30, 2022	$48,984	$47,481,077	$45,659,139	$(3,936,200)	$—	$(3,722,747)	$85,530,253
Net income for the three months ended September 30, 2022	—	—	703,018	—	—	—	703,018
Other comprehensive loss, net of tax	—	—	—	(852,185)	—	—	(852,185)
Purchase of common stock	—	—	—	—	(734,075)	—	(734,075)
Balance, September 30, 2022	$48,984	$47,481,077	$46,362,157	$(4,788,385)	$(734,075)	$(3,722,747)	$84,647,011

Balance, December 31, 2022	$50,494	$48,267,762	$45,876,694	$(4,305,039)	$(1,085,265)	$(3,526,812)	$85,277,834
Cumulative change in accounting principle (Note 1)	—	—	(302,504)	—	—	—	(302,504)
Balance, January 1, 2023	50,494	48,267,762	45,574,190	(4,305,039)	(1,085,265)	(3,526,812)	84,975,330
Net income for the three months ended March 31, 2023	—	—	332,029	—	—	—	332,029
Retirement of treasury stock	(752)	(751,519)	(332,994)	—	1,085,265	—	—
Other comprehensive income, net of tax	—	—	—	537,092	—	—	537,092
Balance, March 31, 2023	$49,742	$47,516,243	$45,573,225	$(3,767,947)	$—	$(3,526,812)	$85,844,451
Net income for the three months ended June 30, 2023	—	—	146,710	—	—	—	146,710
Stock compensation expense	—	394,824	—	—	—	—	394,824
Dividend declared	—	—	(248,712)	—	—	—	(248,712)
Purchase of common stock	—	—	—	—	(2,520,550)	—	(2,520,550)
Retirement of treasury stock	(1,743)	(1,741,286)	(777,521)	—	2,520,550	—	—
Other comprehensive loss, net of tax	—	—	—	(394,462)	—	—	(394,462)
Balance, June 30, 2023	$47,999	$46,169,781	$44,693,702	$(4,162,409)	$—	$(3,526,812)	$83,222,261
Net loss for the three months ended September 30, 2023	—	—	(94,587)	—	—	—	(94,587)
Stock compensation expense	—	123,294	—	—	—	—	123,294
Adjustment for actual dividend paid	—	—	8,718	—	—	—	8,718
Purchase of common stock	—	—	—	—	(1,878,986)	—	(1,878,986)
Retirement of treasury stock	(1,302)	(1,300,698)	(576,986)	—	1,878,986	—	—
Other comprehensive loss, net of tax	—	—	—	(237,865)	—	—	(237,865)
Balance, September 30, 2023	$46,697	$44,992,377	$44,030,847	$(4,400,274)	$—	$(3,526,812)	$81,142,835

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$384,152	$1,993,407
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	479,941	408,125
Lease expense	119,016	—
Provision for credit losses	18,000	98,432
Net loss on sale of other real estate owned	30,848	—
(Gain) loss on sale of premises and equipment	(12,086)	583
Increase in cash surrender value of bank owned life insurance	(212,935)	(205,711)
Write-down of other real estate owned	—	41,675
Gain on loans sold, net	(202,642)	(914,406)
Proceeds from the sale of mortgage loans held for sale	12,265,999	41,007,372
Originations of mortgage loans held for sale	(10,179,543)	(39,133,326)
Stock compensation expense	518,118	—
Change in:
Accrued interest receivable and other assets	64,184	91,184
Accrued interest payable and other liabilities	240,475	128,863
Net cash provided by operating activities	3,513,527	3,516,198
Cash Flows from Investing Activities:
Net change in interest-bearing deposits in other banks	747,000	1,214,000
Purchase of investment securities available-for -sale	—	(5,760,156)
Proceeds from calls, paydowns and maturities of investment securities available-for-sale	1,109,633	2,663,301
Purchase of other investments	(385,650)	(735,000)
Proceeds from sales of other investments	467,500	—
Net change in loans	(19,769,981)	(45,308,010)
Proceeds from sales of other real estate owned	652,952	—
Proceeds from sales of premises and equipment	18,500	—
Purchase of premises and equipment	(2,080,163)	(177,346)
Net cash used in investing activities	(19,240,209)	(48,103,211)
Cash Flows from Financing Activities:
Net change in deposits	18,039,758	27,406,922
Proceeds from Federal Home Loan Bank advances	8,500,000	—
Repayments of Federal Home Loan Bank advances	(14,500,000)	—
Repurchase of common stock	(4,399,536)	(734,075)
Cash dividend	(239,994)	(244,918)
Net cash provided by financing activities	7,400,228	26,427,929
Net Change in Cash and Cash Equivalents	(8,326,454)	(18,159,084)
Cash and Cash Equivalents, Beginning of Period	25,545,872	41,890,831
Cash and Cash Equivalents, End of Period	$17,219,418	$23,731,747
Supplement Disclosures of Cash Flow Information:
Cash paid during the period for interest	$4,300,629	$601,513
Non-Cash Investing and Financing Activities:
Change in unrealized losses on securities-for-sale, net of tax	$(95,235)	$(3,179,984)
Right-of-use asset recorded in exchange for lease liabilities	$2,062,360	$—

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

Basis of Presentation:

The accounting and financial reporting policies of the Company conform, in all material respects to accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management reflect all necessary adjustments for a fair presentation of the Company's consolidated financial position and consolidated results of operations. All adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2022, included in the Company's 2022 Annual Report on Form 10-K as filed with the SEC. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year or any future period.

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

Allowance for Credit Losses:

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic ASC 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

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

c. Available-for-Sale ("AFS") Debt Securities

For AFS securities in an unrealized loss position, management first assesses whether (i) the Company intends to sell, or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. If there were any adjustments to the allowance, they would be reported in the Company's income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.

d. Accrued Interest Receivable

Upon adoption of ASU 2016-13 and its related amendments on January 1, 2023, the Company made the following elections regarding accrued interest receivable:

•
Presenting accrued interest receivable balances within another line item on the consolidated balance sheets labeled "accrued interest receivable and other assets".
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

Allowance for Loan Losses:

Prior to January 1, 2023, as described in further detail in the Company's 2022 Annual Report on Form 10-K, the Company used the incurred loss impairment model. Under this methodology, loans were charged against the allowance for loan losses when management believed that the collectability of the principal is unlikely. The allowance represents an amount which, in management's judgment, based on, among other things, historical losses and on the current economic environment, will be adequate to absorb probable losses on existing loans that may become uncollectible. Loans deemed uncollectible are charged-off and deducted from the allowance and recoveries on loans previously charged-off are added back to the allowance. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans.

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

Equity Incentive Plan:

On September 21, 2022, the Company's stockholders approved the TC Bancshares, Inc. 2022 Equity Incentive Plan ("Equity Plan") which provides for the grant of stock options, restricted stock awards and other equity awards to our officers, employees, directors, advisors, and consultants. As of September 30, 2023, 357,510 stock options had been granted under the Equity Plan. In addition, 156,590 restricted stock awards had been granted with 32,598 vested and 123,992 unvested. The Company accounts for its stock-based compensation plan using a fair value based method whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

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

Recently Issued Not Yet Effective Accounting Pronouncements:

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities. The guidance is effective for public companies for fiscal years beginning after December 15, 2023. All other entities have an extra year to adopt; early adoption is permitted. The Company is assessing ASU 2022-03 and its impact on its accounting and disclosures.

In March 2023, the FASB issued ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company is assessing ASU 2023-02 and its impact on its accounting and disclosures.

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

Reclassifications:

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - INVESTMENT SECURITIES

Investment securities available-for-sale at September 30, 2023, and December 31, 2022 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Fair Value as % of Total
September 30, 2023-
US treasuries	$10,096,096	$—	$765,549	$9,330,547	22%
Mortgage-backed securities	9,226,812	—	1,002,517	8,224,295	20%
Collateralized mortgage obligations	14,858,820	—	787,061	14,071,759	34%
Municipal bonds	8,759,616	—	1,681,306	7,078,310	17%
Corporate obligations	3,625,000	—	646,260	2,978,740	7%
	$46,566,344	$—	$4,882,693	$41,683,651	100%

December 31, 2022-
US treasuries	$10,115,310	$—	$790,778	$9,324,532	22%
Mortgage-backed securities	9,618,355	—	886,322	8,732,033	20%
Collateralized mortgage obligations	15,713,313	—	869,283	14,844,030	35%
Municipal bonds	8,762,417	—	1,733,506	7,028,911	16%
Corporate obligations	3,625,000	—	457,954	3,167,046	7%
	$47,834,395	$—	$4,737,843	$43,096,552	100%

The following outlines the unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023, and December 31, 2022:

	September 30, 2023		December 31, 2022
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Unrealized loss for less than 12 months:
US treasuries	$—	$—	$4,863,478	$142,541
Mortgage-backed securities	—	—	3,004,339	304,844
Collateralized mortgage obligations	—	—	5,558,664	329,329
Municipal bonds	—	—	—	—
Corporate obligations	—	—	651,464	98,536
Total less than 12 months	$—	$—	$14,077,945	$875,250
Unrealized loss for more than 12 months:
US treasuries	9,330,547	765,549	4,461,054	648,237
Mortgage-backed securities	8,224,295	1,002,517	5,727,694	581,478
Collateralized mortgage obligations	14,071,759	787,061	9,285,366	539,954
Municipal bonds	7,078,310	1,681,306	7,028,911	1,733,506
Corporate obligations	2,978,740	646,260	2,515,582	359,418
Total more than 12 months	41,683,651	4,882,693	29,018,607	3,862,593
Total	$41,683,651	$4,882,693	$43,096,552	$4,737,843

The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades or because the repayment sources of principal and interest are backed by government entities. At September 30, 2023 and December 31, 2022, all five US treasuries, all 14 mortgage-backed securities, all 13 collateralized mortgage obligations, all nine municipal bonds and all seven corporate obligations contained unrealized losses.

As of September 30, 2023, no ACL has been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our AFS securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as AFS in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. As of September 30, 2023 and December 31, 2022, accrued interest on investment securities was approximately $172,000 and $204,000, respectively.

The amortized cost and estimated fair value of investment securities AFS at September 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because some borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Investment securities with maturities -
Within 1 year	$5,002,163	$4,931,445
1 to 5 years	5,093,933	4,399,102
5 to 10 years	12,384,616	10,057,050
Mortgage-backed securities and collateralized mortgage obligations	24,085,632	22,296,054
Total	$46,566,344	$41,683,651

The Company did not sell any investment securities available-for-sale for the nine months ended September 30, 2023 or 2022. Securities with carrying values of approximately $1,466,000 and $197,000 at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits as required by law and for other purposes.

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans, by purpose code, at September 30, 2023 and December 31, 2022, are summarized as follows:

	September 30, 2023	Percent	December 31, 2022	Percent
Real estate loans:
Residential	$146,778,534	40.83%	$138,275,923	40.72%
Home equity	11,309,281	3.15%	12,410,820	3.65%
Multi-family	19,360,416	5.39%	19,649,491	5.79%
Commercial	121,093,440	33.69%	116,109,590	34.19%
Construction and land development	44,057,800	12.26%	28,660,635	8.44%
Total real estate loans	342,599,471		315,106,459
Consumer loans	792,416	0.22%	846,717	0.25%
Commercial and industrial loans	16,045,360	4.46%	23,644,426	6.96%
Total loans	359,437,247	100.00%	339,597,602	100.00%
Less: Allowance for credit losses	4,670,952		4,362,178
Deferred loan fees	1,177,947		1,096,553
Loans, net	$353,588,348		$334,138,871

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

As of September 30, 2023, and December 31, 2022, accrued interest on loans was approximately $1,327,000 and $1,050,000, respectively.

Allowance for Credit Losses:

The Company's estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The following tables present the activity in the ACL by class of loans for the three and nine months ended September 30, 2023, and the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2022.

	Real Estate Loans
	Residential	Home Equity	Multi-family	Commercial	Construction and Land Development	Consumer loans	Commercial and Industrial loans	Unallocated	Total
	Three Months Ended September 30, 2023
Allowance for credit losses:
Beginning balance	$2,991,480	$144,039	$128,521	$986,826	$294,436	$6,202	$90,661	$—	$4,642,165
Charge-offs	—	—	—	—	—	(7,927)	—	—	(7,927)
Recoveries	9,000	—	—	—	11,345	267	16,102	—	36,714
Provision	36,747	(36,601)	(49,143)	117,210	(125,156)	23,307	33,636	—	—
Balance at September 30, 2023	$3,037,227	$107,438	$79,378	$1,104,036	$180,625	$21,849	$140,399	$—	$4,670,952

	Nine Months Ended September 30, 2023
Allowance for credit losses:
Beginning balance	$1,960,955	$186,733	$225,869	$1,632,241	$264,589	$615	$81,182	$9,994	$4,362,178
ASC 326 adoption	1,028,700	(27,875)	(68,217)	(694,135)	(102,349)	48,540	80,330	(9,994)	255,000
Charge-offs	—	—	—	—	—	(26,784)	(77,940)	—	(104,724)
Recoveries	27,000	—	—	—	22,690	1,704	89,104	—	140,498
Provision	20,572	(51,420)	(78,274)	165,930	(4,305)	(2,226)	(32,277)	—	18,000
Balance at September 30, 2023	$3,037,227	$107,438	$79,378	$1,104,036	$180,625	$21,849	$140,399	$—	$4,670,952

	Three Months Ended September 30, 2022
Allowance for loan losses:
Beginning balance	$1,529,019	$168,804	$270,349	$1,819,725	$334,691	$1,218	$124,200	$23,776	$4,271,782
Charge-offs	—	—	—	—	—	(8,848)	—	—	(8,848)
Recoveries	9,000	—	—	—	11,345	2,003	13,622	—	35,970
Provision	189,620	(4,288)	29,103	(99,825)	(33,406)	6,781	(36,730)	(13,511)	37,744
Balance at September 30, 2022	$1,727,639	$164,516	$299,452	$1,719,900	$312,630	$1,154	$101,092	$10,265	$4,336,648

	Nine Months Ended September 30, 2022
Allowance for loan losses:
Beginning balance	$1,468,649	$174,579	$288,455	$1,757,794	$350,586	$1,798	$109,724	$32,014	$4,183,599
Charge-offs	(2,842)	—	—	—	—	(45,950)	—	—	(48,792)
Recoveries	28,500	—	—	—	11,345	4,017	59,547	—	103,409
Provision	233,332	(10,063)	10,997	(37,894)	(49,301)	41,289	(68,179)	(21,749)	98,432
Balance at September 30, 2022	$1,727,639	$164,516	$299,452	$1,719,900	$312,630	$1,154	$101,092	$10,265	$4,336,648

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

The following tables present information relative to individually and collectively evaluated loans by portfolio segment as of September 30, 2023, and December 31, 2022:

	Loans		Allowance for credit losses
	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
September 30, 2023 -
Real estate loans:
Residential	$411,853	$146,366,681	$—	$3,037,227
Home equity	—	11,309,281	—	107,438
Multi-family	—	19,360,416	—	79,378
Commercial	—	121,093,440	—	1,104,036
Construction and development	—	44,057,800	—	180,625
Total real estate loans	411,853	342,187,618	—	4,508,704
Consumer loans	—	792,416	—	21,849
Commercial and industrial loans	667,515	15,377,845	69,660	70,739
Total	$1,079,368	$358,357,879	$69,660	$4,601,292
December 31, 2022 -
Real estate loans:
Residential	$1,037,428	$137,238,495	$—	$1,960,955
Home equity	—	12,410,820	—	186,733
Multi-family	—	19,649,491	—	225,869
Commercial	57,000	116,052,590	—	1,632,241
Construction and development	43,388	28,617,247	—	264,589
Total real estate loans	1,137,816	313,968,643	—	4,270,387
Consumer loans	—	846,717	—	615
Commercial and industrial loans	—	23,644,426	—	81,182
Unallocated	—	—	—	9,994
Total	$1,137,816	$338,459,786	$—	$4,362,178

Collateral-Dependent Loans:

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents collateral dependent loans by portfolio segment and collateral type, including those loans with and without a related allowance allocation as of September 30, 2023.

	Collateral Type
	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
September 30, 2023 -
Real estate loans:
Residential	$411,853	$—	$411,853	$411,853	$—	$—
Home equity	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Total real estate loans	411,853	—	411,853	411,853	—	—
Consumer loans	—	—	—	—	—	—
Commercial and industrial loans	—	667,515	667,515	—	667,515	69,660
Total	$411,853	$667,515	$1,079,368	$411,853	$667,515	$69,660

Impaired Loans:

The following table presents impaired loans by class of loans as of December 31, 2022:

	Recorded Investment	Principal Balance	Related Allowance
December 31, 2022 -
Impaired loans with related allowance:
Real estate loans:
Residential	$—	$—	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	—	—	—
Total real estate loans	—	—	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$—	$—	$—
Impaired loans without related allowance:
Real estate loans:
Residential	$1,037,428	$1,037,428	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	57,000	57,000	—
Construction and land development	43,388	43,388	—
Total real estate loans	1,137,816	1,137,816	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$1,137,816	$1,137,816	$—

Past Due and Nonaccrual Loans:

The following tables present the aging of the recorded investment in past due loans and nonaccrual loans as of September 30, 2023 and December 31, 2022, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Non-accrual
September 30, 2023 -
Real estate loans:
Residential	$192,416	$196,103	$—	$388,519	$146,390,015	$146,778,534	$239,538
Home equity	—	—	—	—	11,309,281	11,309,281	—
Multi-family	—	—	—	—	19,360,416	19,360,416	—
Commercial	—	—	—	—	121,093,440	121,093,440	—
Construction and land development	—	—	—	—	44,057,800	44,057,800	—
Total real estate loans	192,416	196,103	—	388,519	342,210,952	342,599,471	239,538
Consumer loans	3,211	—	—	3,211	789,205	792,416	—
Commercial and industrial loans	—	—	—	—	16,045,360	16,045,360	667,515
	$195,627	$196,103	$—	$391,730	$359,045,517	$359,437,247	$907,053
December 31, 2022 -
Real estate loans:
Residential	$221,100	$—	$31,541	$252,641	$138,023,282	$138,275,923	$453,749
Home equity	24,968	57,266	—	82,234	12,328,586	12,410,820	—
Multi-family	—	—	—	—	19,649,491	19,649,491	—
Commercial	—	—	57,000	57,000	116,052,590	116,109,590	57,000
Construction and land development	—	—	—	—	28,660,635	28,660,635	43,388
Total real estate loans	246,068	57,266	88,541	391,875	314,714,584	315,106,459	554,137
Consumer loans	5,718	—	—	5,718	840,999	846,717	—
Commercial and industrial loans	—	—	—	—	23,644,426	23,644,426	—
	$251,786	$57,266	$88,541	$397,593	$339,200,009	$339,597,602	$554,137

As of September 30, 2023 and December 31, 2022, there were no loans greater than 90 days past due and still accruing.

As of September 30, 2023, there was one nonaccrual commercial and industrial loan with a balance of $667,515 that had a related allowance of $69,660. As of December 31, 2022, there were no nonaccrual loans with a related allowance.

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

Since the adoption of ASU 2022-02 and during the nine months ended September 30, 2023, the Company has modified one loan for a borrower experiencing financial difficulty. As of September 30, 2023 this loan had an outstanding balance of $667,515 and a specific reserve of $69,660.

Prior to our adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as TDRs.

The Company had identified six loans as TDRs prior to the adoption of ASU 2022-02. These loans had a total outstanding principal balance of $350,000 at the end of the third quarter of 2023. Two of these loans, totaling $54,000, were included in individually analyzed loans and were nonaccruing at September 30, 2023.

The Company offered various types of concessions when modifying a loan. Concessions made to the original contractual term of the loan typically consisted of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of the restructure, and there were no commitments to lend additional funds to the borrower during the nine months ended September 30, 2023 and 2022.

During the nine months ended September 30, 2022, the Company did not modify any loans as a TDR prior to the adoption of ASU 2022-02.

No loans were modified as a TDR prior to the adoption of ASU 2022-02 within the previous twelve months that subsequently defaulted during the nine months ended September 30, 2023 and 2022.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of September 30, 2023 and December 31, 2022, and based on the most recent analysis performed, the risk category of loans by class of loans and origination year is as follows:

	Amortized cost basis by origination year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
September 30, 2023 -
Real estate loans:
Residential
Pass	$10,376,119	$56,856,848	$23,873,130	$14,322,600	$6,231,585	$32,158,303	$1,166,823	$144,985,408
Special Mention	—	—	—	—	—	—	—	-
Substandard	—	597,831	—	35,032	135,801	496,366	528,096	1,793,126
Total residential	10,376,119	57,454,679	23,873,130	14,357,632	6,367,386	32,654,669	1,694,919	146,778,534
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Home equity
Pass	—	—	—	—	—	—	11,280,203	11,280,203
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	29,078	29,078
Total home equity	—	—	—	—	—	—	11,309,281	11,309,281
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	706,503	961,331	3,821,213	6,361,798	888,565	6,621,006	—	19,360,416
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multi-family	706,503	961,331	3,821,213	6,361,798	888,565	6,621,006	—	19,360,416
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Commercial
Pass	17,866,788	15,522,348	24,536,650	13,779,824	19,959,901	20,890,263	53,945	112,609,719
Special Mention	—	—	—	—	—	3,847,743	—	3,847,743
Substandard	—	—	498,579	2,759,197	—	—	1,378,202	4,635,978
Total commercial	17,866,788	15,522,348	25,035,229	16,539,021	19,959,901	24,738,006	1,432,147	121,093,440
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Construction and land development
Pass	13,473,450	8,502,028	8,205,537	54,575	33,056	2,148,243	11,531,533	43,948,422
Special Mention	—	—	—	—		12,930	—	12,930
Substandard	—	39,707	—	—	—	56,741	—	96,448
Total construction and land development	13,473,450	8,541,735	8,205,537	54,575	33,056	2,217,914	11,531,533	44,057,800
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Total real estate loans	42,422,860	82,480,093	60,935,109	37,313,026	27,248,908	66,231,595	25,967,880	342,599,471
Consumer loans
Pass	202,438	348,084	73,254	54,153	49,213	27,308	37,966	792,416
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	202,438	348,084	73,254	54,153	49,213	27,308	37,966	792,416
YTD Gross Charge-offs	21,103	5,681	—	—	—	—	—	26,784
Commercial and industrial loans
Pass	1,578,963	3,088,946	1,467,802	1,622,480	366,406	997,940	2,435,989	11,558,526
Special Mention	304,957	—	2,689,228	—	—	—	—	2,994,185
Substandard	110,826	1,381,823	—	—	—	—	—	1,492,649
Total commercial and industrial loans	1,994,746	4,470,769	4,157,030	1,622,480	366,406	997,940	2,435,989	16,045,360
YTD Gross Charge-offs	—	77,940	—	—	—	—	—	77,940
	$44,620,044	$87,298,946	$65,165,393	$38,989,659	$27,664,527	$67,256,843	$28,441,835	$359,437,247
YTD Gross Charge-offs	$21,103	$83,621	$—	$—	$—	$—	$—	$104,724

	Amortized cost basis by origination year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
December 31, 2022 -
Real estate loans:
Residential
Pass	$55,675,718	$23,257,720	$15,631,663	$6,621,692	$10,117,299	$24,476,586	$808,788	$136,589,466
Special Mention	—	—	—	—	—	447,915	—	447,915
Substandard	—	—	35,877	148,167	—	1,054,498	—	1,238,542
Total residential	55,675,718	23,257,720	15,667,540	6,769,859	10,117,299	25,978,999	808,788	138,275,923
YTD Gross Charge-offs	—	—	—	—	—	2,842	—	2,842
Home equity
Pass	—	—	—	—	—	—	12,410,820	12,410,820
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total home equity	—	—	—	—	—	—	12,410,820	12,410,820
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	981,012	3,980,555	6,502,688	1,144,252	824,352	6,216,632	—	19,649,491
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multi-family	981,012	3,980,555	6,502,688	1,144,252	824,352	6,216,632	—	19,649,491
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Commercial
Pass	17,015,862	24,161,625	16,280,144	20,633,262	15,229,764	10,029,237	2,558,280	105,908,174
Special Mention	—	675,000	—	2,713,589	—	3,947,084	—	7,335,673
Substandard	—	57,000	2,808,743	—	—	—	—	2,865,743
Total commercial	17,015,862	24,893,625	19,088,887	23,346,851	15,229,764	13,976,321	2,558,280	116,109,590
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Construction and land development
Pass	8,154,115	10,736,254	58,143	37,012	208,365	1,152,037	8,187,617	28,533,543
Special Mention	—	—	—	—	—	20,263	—	20,263
Substandard	43,388	—	—	—	—	63,441	—	106,829
Total construction and land development	8,197,503	10,736,254	58,143	37,012	208,365	1,235,741	8,187,617	28,660,635
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Total real estate loans	81,870,095	62,868,154	41,317,258	31,297,974	26,379,780	47,407,693	23,965,505	315,106,459
Consumer loans
Pass	483,151	93,947	92,795	98,284	13,238	28,939	36,363	846,717
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	483,151	93,947	92,795	98,284	13,238	28,939	36,363	846,717
YTD Gross Charge-offs	55,979	8,633	—	—	—	—	—	64,612
Commercial and industrial loans
Pass	5,392,327	4,836,577	1,846,412	587,718	879,754	566,733	9,534,905	23,644,426
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total commercial and industrial loans	5,392,327	4,836,577	1,846,412	587,718	879,754	566,733	9,534,905	23,644,426
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
	$87,745,573	$67,798,678	$43,256,465	$31,983,976	$27,272,772	$48,003,365	$33,536,773	$339,597,602
YTD Gross Charge-offs	$55,979	$8,633	$—	$—	$—	$2,842	$—	$67,454

There were no loans classified in the "doubtful" or "loss" risk rating categories as of the periods ended September 30, 2023 and December 31, 2022.
NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

The following advances from the Federal Home Loan Bank ("FHLB") were outstanding as of September 30, 2023 and December 31, 2022:

Advance Date	Amount	Rate	Interest Rate	Maturity	Call Feature
September 30, 2023 -
May 16, 2023	$5,000,000	Fixed	4.00%	May 15, 2026	N/A
	$5,000,000
December 31, 2022 -
November 18, 2022	$11,000,000	Fixed	4.57%	November 20, 2023	N/A
	$11,000,000

The FHLB advances are collateralized by the Company's FHLB stock and a blanket lien on certain of the Company's residential and commercial real estate loans with a net collateral value of approximately $85.5 million and $56.4 million at September 30, 2023 and December 31, 2022, respectively. Given its pledged collateral position, the Company had approximately $80.5 million and $45.4 million in borrowing capacity with the FHLB at September 30, 2023 and December 31, 2022, respectively.

Unsecured federal funds lines of credit totaling $28.5 million were available to the Company for overnight borrowing through correspondent banks at both September 30, 2023 and December 31, 2022. The Company also had approximately $7.8 million and $5.8 million in available borrowing capacity through the Federal Reserve Bank of Atlanta at September 30, 2023 and December 31, 2022, respectively. There were no borrowings against these facilities at September 30, 2023 or December 31, 2022. The available borrowings with the Federal Reserve Bank are collateralized by a blanket lien on certain of the Bank’s residential and commercial real estate loans with a carrying value of approximately $10.7 million and $8.4 million at September 30, 2023 and December 31, 2022, respectively.

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

	September 30, 2023	December 31, 2022
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$51,414,000	$49,189,000
Stand-by letters of credit	$689,000	$819,000

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

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds real estate and assignments of deposit accounts as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for these commitments at September 30, 2023 and December 31, 2022 varies.

We maintain an ACL on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the balance sheet within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The allowance for credit losses on unfunded commitments was $132,000 at September 30, 2023. Prior to January 1, 2023, we calculated allowance for losses on unfunded loan commitments using an incurred losses methodology.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total common equity Tier 1, total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of September 30, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2023 and December 31, 2022, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios, and minimum amounts under current regulatory standards, as of September 30, 2023 and December 31, 2022, are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2023:
Common Equity Tier 1 Capital to Risk- Weighted Assets	$68,011	20.63%	$14,832	4.50%	$21,424	6.50%
Total Capital to Risk- Weighted Assets	$72,139	21.89%	$26,368	8.00%	$32,960	10.00%
Tier 1 Capital to Risk- Weighted Assets	$68,011	20.63%	$19,776	6.00%	$26,368	8.00%
Tier I Capital to Average Assets	$68,011	15.72%	$17,304	4.00%	$21,630	5.00%
December 31, 2022:
Common Equity Tier 1 Capital to Risk- Weighted Assets	$67,153	21.32%	$14,172	4.50%	$20,470	6.50%
Total Capital to Risk- Weighted Assets	$71,094	22.57%	$25,194	8.00%	$31,492	10.00%
Tier 1 Capital to Risk- Weighted Assets	$67,153	21.32%	$18,895	6.00%	$25,194	8.00%
Tier I Capital to Average Assets	$67,153	16.22%	$16,558	4.00%	$20,697	5.00%

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

Assets Recorded at Fair Value on a Recurring Basis. The table below presents the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, all of which consisted of investment securities available-for-sale:

	Level 1	Level 2	Level 3	Total
September 30, 2023:
US treasuries	$—	$9,330,547	$—	$9,330,547
Mortgage-backed securities	—	8,224,295	—	8,224,295
Collateralized mortgage obligations	—	14,071,759	—	14,071,759
Municipal bonds	—	7,078,310	—	7,078,310
Corporate obligations	—	2,978,740	—	2,978,740
Investment securities available-for-sale	$—	$41,683,651	$—	$41,683,651
December 31, 2022:
US treasuries	$—	$9,324,532	$—	$9,324,532
Mortgage-backed securities	—	8,732,033	—	8,732,033
Collateralized mortgage obligations	—	14,844,030	—	14,844,030
Municipal bonds	—	7,028,911	—	7,028,911
Corporate obligations	—	3,167,046	—	3,167,046
Investment securities available-for-sale	$—	$43,096,552	$—	$43,096,552

Assets Recorded at Fair Value on a Nonrecurring Basis. The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total
September 30, 2023:
Other real estate owned	$—	$—	$—	$—
Individually evaluated loans	—	—	597,855	597,855
	$—	$—	$597,855	$597,855
December 31, 2022:
Other real estate owned	$—	$—	$683,800	$683,800
Impaired loans	—	—	—	—
	$—	$—	$683,800	$683,800

The following tables show significant unobservable inputs used in the fair value measurement of Level 3 assets:

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Discount
September 30, 2023:
Other real estate owned	$—	Third party appraisals and sales contracts	Collateral values, market discounts and estimated costs to sell	—
Individually evaluated loans	$597,855	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	10%

December 31, 2022:
Other real estate owned	$683,800	Third party appraisals and sales contracts	Collateral values, market discounts and estimated costs to sell	52%
Impaired loans	$—	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	—

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

The carrying amounts and estimated fair values of the Bank’s financial instruments as of September 30, 2023 and December 31, 2022 are as follows:

		Fair Value Measurements at September 30, 2023
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$17,219,418	$17,219,418	$17,219,418	$—	$—
Certificates of deposit with other banks	992,000	992,000	992,000	—	—
Investment securities available-for-sale	41,683,651	41,683,651	—	41,683,651	—
Other investments	1,295,650	1,295,650	—	1,295,650	—
Mortgage loans held for sale	201,285	201,285	—	201,285	—
Loans, net	353,588,348	334,359,651	—	—	334,359,651
Bank owned life insurance	11,655,587	11,655,587	11,655,587	—	—
Financial liabilities:
Deposits	347,168,011	346,180,905	251,714,239	—	94,466,666
FHLB advances	5,000,000	4,916,414	—	—	4,916,414

		Fair Value Measurements at December 31, 2022
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$25,545,872	$25,545,872	$25,545,872	$—	$—
Certificates of deposit with other banks	1,739,000	1,739,000	1,739,000	—	—
Investment securities available-for-sale	43,096,552	43,096,552	—	43,096,552	—
Other investments	1,377,500	1,377,500	—	1,377,500	—
Mortgage loans held for sale	2,085,099	2,085,099	—	2,085,099	—
Loans, net	334,138,871	318,195,000	—	—	318,195,000
Bank owned life insurance	11,442,653	11,442,653	11,442,653	—	—
Financial liabilities:
Deposits	329,128,253	327,436,855	239,622,855	—	87,814,000
FHLB advances	11,000,000	10,953,000	—	—	10,953,000

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

NOTE 8 – SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

Shareholders' Equity:

On August 4, 2022, the Company announced the first of two programs to repurchase up to 250,000 shares of the Company's common stock. The second repurchase program was announced on June 27, 2023. Shares may be repurchased on the open market or through private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing and amount of repurchases depends on a number of factors including the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. During 2022, 75,172 shares of the Company's common stock had been repurchased at an average price of $14.44. During the first nine months of 2023, an additional 304,558 shares of the Company's common stock have been repurchased at an average price of $14.45 and subsequently retired prior to September 30, 2023. Additionally, during the six month period ending June 30, 2023, the Company retired the 75,172 shares previously repurchased during 2022 that were held in treasury stock as of December 31, 2022.

Earnings per share:

Earnings per common share was computed based on the following:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Numerator:
(Loss) Income applicable to common shares	$(94,587)	$703,018	$384,152	$1,993,407
Denominator:
Weighted average common shares outstanding	4,730,279	4,870,692	4,858,160	4,889,131
Effect of dilutive securities:
Restricted stock	—	—	12,146	—
Stock options	—	—	—	—
Weighted average common shares outstanding - assuming dilution	4,730,279	4,870,692	4,870,306	4,889,131
(Loss) Earnings per common share	$(0.02)	$0.14	$0.08	$0.41
(Loss) Earnings per common share - assuming dilution	$(0.02)	$0.14	$0.08	$0.41

No options were deemed dilutive as the exercise price exceeded the market price as of the close of market on September 30, 2023.

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

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. We consider these accounting policies and estimates to be critical accounting policies. We have identified the determination of the allowance for credit losses and income taxes to be our significant accounting policies that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates.

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

The accrual of interest on loans is discontinued when there is a clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. A loan may continue to accrue interest, even if it is more than 90 days past due, if the loan is both well collateralized and it is in the process of collection. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining book balance of the asset is deemed to be collectible. If collectability is questionable, then cash payments are applied to principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured in accordance with the terms of the loan agreement.

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

We have certain lending policies and procedures in place that are designed to maximize loan income with an acceptable level of risk. Management reviews and approved these policies and procedures on a regular basis and makes changes as appropriate. Management receives frequent reports related to loan originations, quality, concentrations, delinquencies, non-performing and potential loan problems. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geography.

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

Real estate loans are also subject to underwriting standards and processes similar to commercial and industrial loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate collateral. The repayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our real estate portfolio are generally diverse in terms of type and geographic location throughout primarily the states of Georgia and Florida. This diversity helps us reduce the exposure to adverse economic events that affect any single market or industry.

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

We file federal and state income tax returns. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. We may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense.

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

Overview

The Company is a full service community bank that provides a variety of financial products and services to consumers and commercial customers in our market areas. Our business consists primarily of utilizing customer deposits, together with funds generated from our operations, to fund commercial and consumer loans in our footprint. As of September 30, 2023, we had total assets of $439.9 million, loans, net of the allowance for credit losses and deferred fees of $353.6 million, total deposits of $347.2 million and total equity of $81.1 million. During 2019, the Bank elected to be treated as a “covered savings association” which allows us to engage in the same activities as a national bank.

Our primary deposit products are personal checking accounts, business checking accounts, savings accounts, money market accounts and certificates of deposit. Our lending products include single-family residential loans, construction loans, land development loans and SBA/USDA guaranteed loans.

We expect to continue to focus on originating one-to-four-family residential real estate loans, commercial and multi-family residential real estate loans, commercial and industrial loans, construction and land development loans and consumer loans. Although in recent years we have increased our focus, with what we believe to be conservative underwriting standards, on originating commercial real estate and commercial and industrial loans. In recent years, we have originated single-family owner-occupied loans for sale into the secondary market and for our own portfolio. We intend to continue this activity in the future as a source of fee income, but at a reduced level from prior periods.

In addition to lending, we also invest in securities. The Company's investment portfolio consists primarily of securities issued by the U.S. Treasury or U.S. government sponsored agencies.

As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as market rates increase. Therefore, increases in interest rates may adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations. To help manage our balance sheet and our interest rate risk position we continue to focus on promoting our core deposit products, as well as building a more diversified loan portfolio. We believe that the addition of our two recently opened full service branches in Savannah, Georgia and Jacksonville, Florida are significant strides forward, supporting the Company's path towards achieving these objectives.

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total Assets. Total assets increased $10.3 million to $439.9 million at September 30, 2023 from $429.6 million at December 31, 2022. The increase was principally due to loan growth during the period, funded with dollars from an expanding customer deposit base. The Company's cash position was lower at the end of the third quarter of 2023 relative to year-end 2022 as excess liquidity was used to payoff FHLB advances, as well as support a $1.8 million increase in premises and equipment associated with establishment of our two new branch locations in Savannah, GA, and Jacksonville, FL.

Cash and Cash Equivalents. Cash and cash equivalents decreased $8.3 million to $17.2 million at September 30, 2023, compared to $25.5 million at December 31, 2022. The decrease is primarily attributable to utilizing excess liquidity to fund loan growth, to pay down FHLB advances, and to repurchase shares during the period.

Total Loans. Loans totaled $358.3 million at September 30, 2023, an increase of $19.8 million from the December 31, 2022, level of $338.5 million. Loans secured by real estate grew $27.5 million, or 8.7%, during the first nine months of 2023. Residential real estate loans grew $8.5 million, or 6.2%, to $146.8 million at September 30, 2023, from $138.3 million at December 31, 2022 due to new loan originations. Construction and land development loans increased $15.4 million, or 53.7%, to $44.1 million at September 30, 2023, from $28.7 million at December 31, 2022. Commercial real estate loans increased $5.0 million, or 4.3%, to $121.1 million at September 30, 2023 from $116.1 million at December 31, 2022. Multi-family real estate loans decreased $289,000, or 1.5%, to $19.3 million at September 30, 2023, from $19.6 million at December 31, 2022. Home equity loans also decreased $1.1 million, or 8.9%, to $11.3 million at September 30, 2023, from $12.4 million at December 31, 2022.

Commercial and industrial loans decreased $7.6 million, or 32.1%, to $16.0 million at September 30, 2023 from $23.6 million at December 31, 2022, as our largest loan of $6.5 million was paid off during the nine month period ended September 30, 2023.

Allowances for Credit Losses. The amount of our allowance for credit losses is based on management's evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for individually evaluated loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable loan losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan credit losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to individually evaluated loans are charged or credited to the provision for loan losses.

During the nine months ended September 30, 2023, 24 loans totaling $4.6 million were downgraded from pass to substandard, and two loans that were classified as substandard, totaling $692,000, were paid off. Two of the loans that were downgraded, totaling $1.1 million, are to a single relationship in the Tallahassee market. In addition, 18 loans that were downgraded, totaling $2.7 million, are to a single relationship in the Jacksonville market.

The Company had 10 individually evaluated loans totaling $1.1 million at September 30, 2023 compared to 15 impaired loans totaling $1.1 million at December 31, 2022. At September 30, 2023, there were $69,660 of specific reserves for a single loan relationship and a $6,000 unallocated allowance. We had net recoveries of $36,000 during the nine months ended September 30, 2023, compared to net recoveries of $55,000 for the nine months ended September 30, 2022.

Effective January 1, 2023, CECL was implemented which resulted in a $255,000 increase in the allowance for credit losses and a decrease in retained earnings. Provision for loan credit losses of $18,000 was recorded for the nine months ended September 30, 2023 and $98,000 of provisions were recorded for the nine months ended September 30, 2022. In addition, effective January 1, 2023, a liability account for unfunded loan commitment credit losses of $149,000 was established which also decreased retained earnings. A reversal of unfunded loan commitment credit losses of $17,000 was recorded for the nine months ended September 30, 2023.

Management believes that the allowance for credit losses, which was $4.7 million, or 1.30% of loans, at September 30, 2023, and the $132,000 allowance for unfunded commitments, which represents 0.25% of available credit lines, are adequate to cover inherent losses in these portfolios.

Investment Securities. Available-for-sale investment securities decreased $1.4 million, or 3.3%, to $41.7 million at September 30, 2023 from $43.1 million at December 31, 2022. This decrease was primarily due to $1.1 million of paydowns on our mortgage-backed securities, coupled with net amortization of $183,000 of premiums paid and an additional $145,000 of unrealized losses in the portfolio. Unrealized losses on our investments increased to $4.9 million at September 30, 2023, from $4.7 million at December 31, 2022. The change unrealized losses was due to a change in market interest rates.

Premises and equipment, net. Net premises and equipment increased $1.8 million, or 55.9%, to $4.9 million at September 30, 2023 from $3.1 million at December 31, 2022. This increase is primarily attributable to leasehold improvements and new equipment purchased for our two new branches located in Savannah, GA and Jacksonville, FL. Additional capitalized expenses associated with the build out of these properties were approximately $1.8 million at September 30, 2023, and $17,000 at December 31, 2022.

Right-of-use asset. In 2023, the Company entered into leases to establish retail branches in Savannah, GA, and Jacksonville, FL. These leases were capitalized for $1.9 million, and are being amortized over a ten year period. The new branch in Savannah, GA, opened in May 2023, and the branch in Jacksonville, FL, opened in June 2023. In addition, during the third quarter of 2023, the Company entered into a new lease for a loan production office in Tallahassee, FL. The initial right-of-use asset associated with this new location was $145,000 and is being amortized over a three year period.

Other Real Estate Owned. Other real estate owned decreased from $684,000 as of December 31, 2022, to zero at the end of the third quarter of 2023 as both properties held in this category at year-end were sold during the period, resulting in a net pre-tax loss of $31,000 for the nine months ended September 30, 2023.

Bank Owned Life Insurance. Our investment in bank owned life insurance increased $213,000, or 1.9%, to $11.6 million at September 30, 2023 from $11.4 million at December 31, 2022. The income generated from these investments provides the Company with support to offer competitive benefits, assisting us in attracting and retaining talented employees.

Deposits. Total deposits increased $18.0 million, or 5.5%, to $347.1 million at September 30, 2023 from $329.1 million at December 31, 2022. Certificates of deposit increased $5.9 million, or 6.6%, to $95.4 million at September 30, 2023, from $89.5 million at December 31, 2022. Non-interest-bearing demand accounts increased $6.4 million, or 16.1%, to $45.8 million at September 30, 2023, from $39.4 million at December 31, 2022. Interest-bearing demand accounts decreased $9.0 million, or 15.5%, to $49.1 million at September 30, 2023, from $58.1 million at December 31, 2022. Savings and money market accounts grew $14.7 million, or 10.4%, to $156.8 million at September 30, 2023 from $142.1 million at December 31, 2022.

Lease Liability. In 2023, as noted earlier, the Company entered into leases to establish retail branches in Savannah, GA, and Jacksonville, FL as well as a loan production office in Tallahassee, FL. The lease liability capitalized in associated with these properties totaled $2.1 million as of September 30, 2023.

Accrued interest payable and other liabilities. Accrued interest payable and other liabilities increased $240,000, or 5.7%, to $4.4 million at September 30, 2023, from $4.2 million at December 31, 2022. Of this change, $132,000 is due to the new allowance for unfunded commitments associated with the adoption of CECL. Other changes included accruals for various incentive plans established to attract and retain our employees, as well as a payable of $252,000 for the cash dividend declared in December of 2022, that was paid to shareholders in January of 2023.

Shareholders’ Equity. Total shareholders' equity decreased $4.1 million, or 4.9%, to $81.1 million at September 30, 2023 from $85.3 million at December 31, 2022. The decrease resulted primarily from $4.4 million of shares repurchased during the first nine months of 2023. Also, in June the Company declared a $0.05 cash dividend payable on July 21, to shareholders of record on July 7, 2023. In addition, with the adoption of CECL, the Company made an adjustment to its allowances for loan and unfunded commitments which resulted in a $303,000 decrease to retained earnings with its implementation on January 1, 2023. In addition, with an increase in interest rates, the Company has incurred an additional $145,000 of unrealized losses associated with our AFS investment portfolio. These reductions to capital were partially offset by $384,000 of net income realized during the first nine months of 2023.

Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022

General. The Company experienced a net loss of $95,000 during the three months ended September 30, 2023. These results were below that of the $703,000 of net income, or $0.14 of earnings per basic common share, that the Company realized during the same three month time period one year prior. The $798,000 year over year decrease in earnings resulted primarily from a $485,000 increase in operating expenses, coupled with a $429,000 decrease in net interest income and a $160,000 decrease in fees from the sale of mortgage loans.

Interest Income. Interest and dividend income increased $1.1 million, or 28.1%, to $5.2 million for the three months ended September 30, 2023 from $4.1 million for the three months ended September 30, 2022. This increase was primarily due to increases in interest rates relative to one year ago, coupled with growth in our earning asset base as well as a change in our earning asset mix, as higher yielding loans became a larger portion of our average earning assets. Interest income from the loan portfolio grew $874,000, or 24.0%, versus that of the same three month period one year ago. Other increases included interest and dividends on investment securities of $181,000, and interest on deposits with other banks and federal funds sold, which rose $83,000. The average balance of loans, including loans held for sale, increased $31.4 million, or 10.0%, to $346.0 million for the three months ended September 30, 2023, from $314.6 million for the three months ended September 30, 2022, and the average yield on loans increased to 5.18% for the three months ended September 30, 2023 from 4.59% for three months ended September 30, 2022. As a result of this loan growth, the portfolio represented 83.2% of average earning assets for the third quarter of 2023, versus 79.5% for the same three month period one year ago. The average balance of available-for-sale securities decreased $2.6 million, or 5.3% to $46.8 million for the three months ended September 30, 2023, from $49.4 million for the three months ended September 30, 2022, while the average yield on the portfolio increased 149 basis points to 3.30% for the three months ended September 30, 2023, from 1.81% for the three months ended September 30, 2022. The average balance of interest-earning deposits decreased $9.2 million, or 29.8%, to $21.7 million for the three months ended September 30, 2023, from $30.9 million for the three months ended September 30, 2022, while the average yield on interest-earning deposits increased 249 basis points to 4.80% for the three months ended September 30, 2023, from 2.31% for the three months ended September 30, 2022.

Interest Expense. Total interest expense increased $1.6 million, or 552.4%, to $1.9 million for the three months ended September 30, 2023 from $284,000 for the three months ended September 30, 2022. The increase was primarily due to the federal funds rate increasing 375 basis points to 5.50% as of September 30, 2023, from 1.75% on July 1, 2022. As a result of this rapid rise in interest rates, in order to attract and retain deposits, we have offered increased rates to customers primarily on our money market and certificate of deposit products. This has resulted in depositors shifting funds from lower cost accounts, into higher yielding products. As a consequence, the average balance of interest-bearing deposits increased $19.0 million, or 6.9%, to $293.8 million for the three months ended September 30, 2023, from $274.8 million for the three months ended September 30, 2022, with a 202 basis point increase in the average cost of interest-bearing deposits to 2.43% for the three months ended September 30, 2023, from 0.41% for the three months ended September 30, 2022. The average balance of FHLB advances increased to $5.0 million for the three months ended September 30, 2023 and there were no FHLB advances outstanding for the three months ended September 30, 2022. For the three months ended September 30, 2023, the average cost of FHLB advances was 3.99%.

Net Interest Income. Net interest income decreased by $429,000, or 11.4%, to $3.3 million for the three months ended September 30, 2023 from $3.8 million for the three months ended September 30, 2022. While the relatively recent rise in market interest rates benefited our earning assets, it has hampered our cost of funding. The decrease in our net interest income was primarily due to the change in the level of interest rates paid to our deposit customers to attract and retain their funds. The pace of change in our cost of funds surpassed the increased yields the Company was able to obtain on its interest-earning asset base as our loan portfolio did not reprice at the same velocity as our that of our deposit base. The cost of our average interest bearing deposits increased 202 basis points when comparing the third quarter of 2023 to that of the same three month period one year ago. In comparison, the increase in the yield of our average interest earning assets increased 89 basis points when comparing these same two quarterly periods. In addition to the rise in interest rates, we experienced a shift in the mix of our deposit base as customers migrated their funds to higher yielding money market and certificate of deposit products. Further, enhanced with the opening of two new branch locations, the growth of our interest bearing liabilities out paced the growth of that of our interest bearing assets. Total average interest earning assets grew $19.9 million when comparing the third quarter of 2023 to that of the same quarter one year ago. Over this same time horizon the Company grew its average interest bearing liabilities $24.1 million.

As a result of the above, our interest rate spread decreased to 2.49% for the three months ended September 30, 2023 from 3.65% for the three months ended September 30, 2022, while our net interest margin fell 59 basis points to 3.18% for the three months ended September 30, 2023 from 3.77% for the three months ended September 30, 2022.

Provision for Credit Losses. No provisions for loan credit losses were recorded during the third quarter of 2023, while $38,000 of provisions were booked for the three months ended September 30, 2022. We reversed $15,000 out of our allowance for unfunded loan commitments (which is included in other expenses) during the three months ended September 30, 2023. The Company did not have a separate provision for unfunded commitments prior to January of 2023. Provisions for loan credit losses are charged to operations to establish an allowance for credit losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for credit losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See the section entitled "Allowance for Credit Losses" in this Item 2, and Note 3 of the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

The allowance for credit losses was $4.7 million, or 1.30% of total loans, at September 30, 2023, and $4.4 million, or 1.29% of total loans, at December 31, 2022, and $4.3 million, or 1.37% of total loans, at September 30, 2022. Classified (substandard, doubtful and loss) loans increased to $8.0 million at September 30, 2023 compared to $4.2 million at December 31, 2022 and September 30, 2022. We had $907,000 of nonperforming loans at September 30, 2023, compared to $554,000 at December 31, 2022 and $524,000 at September 30, 2022. Net recoveries for the three months ended September 30, 2023 and 2022 were $29,000 and $27,000, respectively. We had no loans in deferral at September 30, 2023, or December 31, 2022. In addition, the unfunded loan commitment credit loss liability was $132,000 at September 30, 2023, or 0.25% of our outstanding unfunded loan commitments of $52.1 million.

Other Income. Other income information is as follows.

	For the three months ended September 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Service charges on deposit accounts	$149	$150	$(1)	(0.7)%
Gain on sale of loans	59	219	(160)	(73.1)
Other	76	79	(3)	(3.8)
Total non-interest income	$284	$448	$(164)	(36.6)%

Other income decreased $164,000, or 36.7%, to $284,000 for the three months ended September 30, 2023 from $448,000 for the three months ended September 30, 2022. The decrease was primarily due to a $160,000 decrease in income from the sale of mortgage loans into the secondary market to $59,000 for the three months ended September 30, 2023, compared to $219,000 for the three months ended September 30, 2022. This decrease is primarily due to the decrease in the volume of mortgage loan refinancings and home purchases sold into the secondary market as interest rates have increased since December 31, 2022. As a result of the challenges posed in the mortgage industry, the Company has reduced its level of resources committed to this product line and therefore we do not anticipate our income from the sale of mortgage loans into the secondary market going forward to reach the same levels as posted in prior periods.

Other Expense. Other expense information is as follows.

	For the three months ended September 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,258	$1,928	$330	17.1%
Occupancy and equipment	366	214	152	71.0
Advertising	107	71	36	50.7
Audit and examination	129	125	4	3.2
Checking account related expenses	29	28	1	3.6
Consulting and advisory fees	26	24	2	8.3
Data processing fees	85	114	(29)	(25.4)
Director fees	100	62	38	61.3
Legal	37	131	(94)	(71.8)
Insurance	55	46	9	19.6
Other real estate loss/(gain) on sale and write-downs	-	27	(27)	(100.0)
Other	550	487	63	12.9
Total non-interest expense	$3,742	$3,257	$485	14.9%

Other expense increased $485,000, or 14.9%, to $3.7 million for the three months ended September 30, 2023, from $3.2 million for the three months ended September 30, 2022. The increase was due primarily to a $330,000 increase in salaries and employee benefits. The bulk of this increase is due to the implementation of the 2022 Equity Incentive Plan approved by the shareholders in September 2022. Expenses associated with stock options and restricted stock awards for employees totaled $82,000 for the three months ended September 30, 2023. Also, contributing to the increase in salaries and benefits was staff hired in conjunction with the opening of our two new branches located in Savannah, GA, and Jacksonville, FL. With these two new branch facilities the Company has also increased its baseline of occupancy and equipment expenses. The costs related to occupancy and equipment for the three month period ended September 30, 2023, was $366,000, an increase of $152,000, or 71.0%, when compared to the same three month period one year prior. Given the addition of two new branch facilities we anticipate that our noninterest expenses will remain at levels above those of prior periods. However, we also anticipate that as these new branches grow their customer base in these highly attractive markets, that the rewards of higher revenues will be realized in future periods. During 2023, the Company has been able to reduce its legal expenses. Legal fees decreased $94,000, or 71.8%, to $37,000 for the three months ended September 30, 2023 from $131,000 for the three months ended September 30, 2022.

Income Tax Expense. The Company had an income tax benefit of $29,000 for the three months ended September 30, 2023, compared to $212,000 of income tax expense for the three months ended September 30, 2022. This change resulted from the $1.0 million decrease in income before taxes for the comparable three month periods. For the three months ended September 30, 2023, the loss before taxes was $124,000, compared to $915,000 of income for the three months ended September 30, 2022. Our effective tax rate was 23.8% for the three months ended September 30, 2023 and 23.2% for the three months ended September 30, 2022.

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

	For the quarter ended September 30,
	2023			2022
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$346,038	$4,515	5.18%	$314,600	$3,641	4.59%
Securities available-for-sale	46,762	386	3.30%	49,371	223	1.81%
Interest-earning deposits	21,718	263	4.80%	30,959	180	2.31%
Other investments	1,221	21	6.88%	926	2	0.86%
Total interest-earning assets	415,739	$5,185	4.95%	395,856	$4,046	4.06%
Non-interest-earning assets	17,536			17,180
Total assets	$433,275			$413,036
Interest-bearing liabilities:
Savings and money market accounts	$148,622	$949	2.53%	$141,282	$168	0.47%
Interest-bearing checking accounts	50,277	66	0.52%	58,254	17	0.12%
Certificate accounts	94,933	785	3.28%	75,221	98	0.52%
Total interest-bearing deposits	293,832	1,800	2.43%	274,757	283	0.41%
Borrowings	5,000	51	3.99%	—	—	—%
Total interest-bearing liabilities	298,832	1,851	2.46%	274,757	283	0.41%
Non-interest-bearing liabilities	52,204			52,577
Total liabilities	351,036			327,334
Total equity	82,239			85,702
Total liabilities and equity	$433,275			$413,036
Net interest income		$3,334			$3,763
Net earning assets	$116,907			$121,099
Net interest rate spread(1)			2.49%			3.65%
Net interest margin(2)			3.18%			3.77%
Average interest-earning assets to average interest-bearing liabilities	139.12%			144.07%

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

	Quarter Ended
	September 30,
	2023 vs. 2022
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$116	$757	$873
Securities available for sale	(10)	172	162
Interest-earning deposits	(14)	98	84
Other investments	1	18	19
Total interest-earning assets	93	1,045	1,138
Interest-bearing liabilities:
Savings and money market accounts	2	779	781
Interest-bearing checking accounts	(3)	51	48
Certificate accounts	489	198	687
Total interest-bearing deposits	488	1,028	1,516
Borrowings	51		51
Total interest-bearing liabilities	539	1,028	1,567
Change in net interest income	$(446)	$17	$(429)

Comparison of Operating Results for the Nine Months Ended September 30, 2023 and 2022

General. The Company generated $384,000 of net income, or $0.08 of earnings per basic common share, during the nine months ended September 30, 2023. These results were below that of the $2.0 million of net income, or $0.41 of earnings per basic common share, that the Company earned during the same nine month time period one year prior. The $1.6 million, or 80.7%, year over year decrease in net income resulted primarily from a $1.7 million increase in other operating expenses and a $711,000 decrease in fees from the sale of mortgage loans, which was partially offset by a $224,000 increase in net interest income.

Interest Income. Interest and dividend income increased $4.2 million, or 38.8%, to $15.2 million for the nine months ended September 30, 2023 from $11.0 million for the nine months ended September 30, 2022. This increase was due the combination of increases in interest rates relative to one year ago, coupled with a shift in our earning asset mix, as higher yielding loans became a larger portion of our average earning assets. Interest income from our loan portfolio rose $3.2 million, or 31.8%, as well as increases in interest and dividends on investment securities of $572,000 and interest on deposits with other banks and federal funds sold of $486,000. The average balance of loans, including loans held for sale, increased $50.0 million, or 17.0%, to $343.6 million for the nine months ended September 30, 2023, from $293.6 million for the nine months ended September 30, 2022, and the average yield on loans increased to 5.15% for the nine months ended September 30, 2023 from 4.58% for nine months ended September 30, 2022. The average balance of our AFS securities portfolio decreased $1.4 million, or 2.8%, to $47.3 million for the nine months ended September 30, 2023, from $48.6 million for the nine months ended September 30, 2022, while the average yield on these investment securities increased 154 basis points to 3.07% for the nine months ended September 30, 2023, from 1.53% for the nine months ended September 30, 2022. The average balance of interest-earning deposits decreased $19.2 million, or 44.2%, to $24.2 million for the nine months ended September 30, 2023, from $43.4 million for the nine months ended September 30, 2022, while the average yield on interest-earning deposits increased 355 basis points to 4.65% for the nine months ended September 30, 2023, from 1.10% for the nine months ended September 30, 2022.

Interest Expense. Total interest expense increased $4.0 million, or 644.4%, to $4.6 million for the nine months ended September 30, 2023 from $626,000 for the nine months ended September 30, 2022. The increase was primarily due to the federal funds rate increasing 525 basis points to 5.50% as of September 30, 2023, from 0.25% on January 1, 2022. As a result of this rapid rise in interest rates, in order to attract and retain deposits we have offered increased rates to customers primarily on our money market and certificate of deposit products. This has resulted in depositors shifting funds from lower cost accounts, into higher costing products. As a consequence, the average balance of interest-bearing deposits increased $23.9 million, or 8.9%, to $291.9 million for the nine months ended September 30, 2023, from $268.0 million for the nine months ended September 30, 2022, with a 174 basis point increase in the average cost of interest-bearing deposits to 2.05% for the nine months ended September 30, 2023, from 0.31% for the nine months ended September 30, 2022. The average balances of borrowed funds, including FHLB advances, increased to $5.5 million for the nine months ended September 30, 2023. There were no borrowings throughout the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the average cost of the Company's borrowings was 4.48%.

Net Interest Income. Net interest income increased $224,000, or 2.16%, to $10.6 million for the nine months ended September 30, 2023 from $10.4 million for the nine months ended September 30, 2022. This increase was supported by increases in interest rates relative to the same nine month period one year ago, coupled with growth in our earning asset base, as well as a change in our earning asset mix, as higher yielding loans became a larger portion of our average earning assets. Our average interest-earning assets increased $30.0 million, or 7.8%, period over period. This increase was due primarily to a $50.0 million increase in our average loans outstanding during the first three quarters of 2023 versus that of the same nine month period one year ago. This increase was partially offset by decreases in average outstanding in our interest earning deposits during this period as compared to the same nine month period one year ago. While the rise in market interest rates benefited our earning assets, it hampered our cost of funding. Our interest rate spread decreased to 2.80% for the nine months ended September 30, 2023 from 3.49% for the nine months ended September 30, 2022, while our net interest margin fell to 3.40% for the nine months ended September 30, 2023 from 3.58% for the nine months ended September 30, 2022.

Provision for Credit Losses. We recorded $18,000 in provision for loan credit losses, and reversed $17,000 in provision for unfunded loan commitment credit losses (which is included in other expenses) for the nine months ended September 30, 2023, and $98,000 of provisions were recorded for the nine months ended September 30, 2022. Provisions for loan credit losses are charged to operations to establish an allowance for credit losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for credit losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See the section entitled "Allowance for Credit Losses" in this Item 2, and Note 3 of the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

The allowance for credit losses was $4.7 million, or 1.30% of total loans, at September 30, 2023, and $4.4 million, or 1.29%, of total loans at December 31, 2022, and $4.3 million, or 1.37% of total loans, at September 30, 2022. Classified (substandard, doubtful and loss) loans increased to $8.0 million at September 30, 2023 compared to $4.2 million at December 31, 2022 and September 30, 2022. We had $907,000 of nonperforming loans at September 30, 2023, compared to $554,000 at December 31, 2022 and $524,000 at September 30, 2022. Net recoveries for the nine months ended September 30, 2023 and 2022 were $36,000 and $55,000, respectively. We had no loans in deferral at September 30, 2023, or December 31, 2022. In addition, the unfunded loan commitment credit loss liability was $132,000 at September 30, 2023, or 0.25% of our outstanding unfunded loan commitments of $52.1 million.

Other Income. Other income information is as follows.

	For the nine
	months ended
	September 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Service charges on deposit accounts	$421	$437	$(16)	(3.7)%
Gain on sale of loans	203	914	(711)	(77.8)
Other	280	228	52	22.8
Total non-interest income	$904	$1,579	$(675)	(42.7)%

Other income decreased $675,000, or 42.7%, to $904,000 for the nine months ended September 30, 2023 from $1.6 million for the nine months ended September 30, 2022. The decrease was primarily due to a $711,000 decrease in fees realized from the sale of mortgage loans into the secondary market to $203,000 for the nine months ended September 30, 2023, compared to $914,000 for the nine months ended September 30, 2022. This reduction is primarily due to the decrease in the volume mortgage loan refinancings and home purchases sold into the secondary market as interest rates have increased since December 31, 2022. As a result of the challenges posed in the mortgage industry, the Company has reduced its level of resources committed to this product line and therefore we do not anticipate our income to reach the same levels as posted in prior periods.

Other Expense. Other expense information is as follows.

	For the nine
	months ended
	September 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$6,539	$5,522	$1,017	18.4%
Occupancy and equipment	896	624	272	43.6
Advertising	303	202	101	50.0
Audit and examination	417	376	41	10.9
Checking account related expenses	94	105	(11)	(10.5)
Consulting and advisory fees	49	91	(42)	(46.2)
Data processing fees	329	346	(17)	(4.9)
Director fees	390	184	206	112.0
Legal	168	247	(79)	(32.0)
Insurance	173	156	17	10.9
Other real estate loss/(gain) on sale and write-downs	38	59	(21)	(36.0)
Other	1,546	1,327	219	16.5
Total non-interest expense	$10,942	$9,239	$1,703	18.4%

Other expense increased $1.7 million, or 18.4%, to $10.9 million for the nine months ended September 30, 2023, from $9.2 million for the nine months ended September 30, 2022. The increase was due primarily to a $1.0 million increase in salaries and employee benefits. Two factors are the primary causes for our increase in personnel costs. Expenses associated with equity awards for employees totaled $320,000 for the nine months ended September 30, 2023. Also, contributing to the increase in salaries and benefits was staff hired in conjunction with the opening of our two new branches located in Savannah, GA, and Jacksonville, FL. With these two new branch facilities the Company has also increased its baseline of occupancy and equipment expenses. Expenses related to equity awards of $198,000 is the primary driver behind the year-over-year increase in our director fees.

With the addition of two new branch locations during 2023, the Company's facilities expenses have also risen. The costs related to occupancy and equipment for the nine month period ended September 30, 2023, were $896,000, an increase of $272,000, or 43.6%, when compared to the same nine month period one year prior. Given the branch additions, we anticipate that our noninterest expenses will remain at levels above those of prior periods. However, we also anticipate that as these new branches grow their customer base in these highly attractive markets, that the rewards of higher revenues will be realized in future periods. During 2023, the Company has been able to reduce its legal expenses. Legal fees decreased $79,000, or 32.0%, to $168,000 for the nine months ended September 30, 2023 from $247,000 for the nine months ended September 30, 2022.

Income Tax Expense. Income tax expense decreased $466,000 to $137,000 for the nine months ended September 30, 2023, compared to $602,000 for the nine months ended September 30, 2022. The decrease resulted from the $2.1 million decrease in income before income taxes. For the nine months ended September 30, 2023, income before taxes was $521,000, compared to $2.6 million for the nine months ended September 30, 2022. Our effective tax rate was 26.3% for the nine months ended September 30, 2023 and 23.2% for the nine months ended September 30, 2022.

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

	For the nine months ended September 30,
	2023			2022
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$343,591	$13,243	5.15%	$293,557	$10,046	4.58%
Securities available-for-sale	47,282	1,087	3.07%	48,632	557	1.53%
Interest-earning deposits	24,209	842	4.65%	43,361	356	1.10%
Other investments	1,202	62	6.88%	767	20	3.48%
Total interest-earning assets	416,284	15,234	4.89%	386,317	10,979	3.80%
Non-interest-earning assets	16,219			18,928
Total assets	$432,503			$405,245
Interest-bearing liabilities:
Savings and money market accounts	$141,689	2,299	2.17%	$135,443	311	0.31%
Interest-bearing checking accounts	53,477	166	0.42%	58,706	44	0.10%
Certificate accounts	96,777	2,006	2.77%	73,938	271	0.49%
Total interest-bearing deposits	291,943	4,471	2.05%	268,087	626	0.31%
Borrowings	5,549	186	4.48%	-	-	—%
Total interest-bearing liabilities	297,492	4,657	2.09%	268,087	626	0.31%
Non-interest-bearing liabilities	50,982			51,137
Total liabilities	348,474			319,224
Total equity	84,029			86,021
Total liabilities and equity	$432,503			$405,245
Net interest income		$10,577			$10,353
Net earning assets	$118,792			$118,230
Net interest rate spread(1)			2.80%			3.49%
Net interest margin(2)			3.40%			3.58%
Average interest-earning assets to average interest-bearing liabilities	139.93%			144.10%

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

	Nine Months Ended September 30,
	2023 vs. 2022
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$1,515	$1,682	$3,197
Securities available for sale	1	529	530
Interest-earning deposits	(131)	617	486
Other investments	15	27	42
Total interest-earning assets	1,400	2,855	4,255
Interest-bearing liabilities:
Savings and money market accounts	14	1,974	1,988
Interest-bearing checking accounts	(4)	127	123
Certificate accounts	605	1,130	1,735
Total interest-bearing deposits	615	3,231	3,846
Borrowings	185	—	185
Total interest-bearing liabilities	800	3,231	4,031
Change in net interest income	$600	$(376)	$224

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our liquidity is a measure of our ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. Our short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, as well avenues to borrowings. There has been no material adverse change during the nine months ended September 30, 2023 in our ability to fund our operations.

Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At September 30, 2023, we had $101.6 million in borrowing capacity under our credit line with the Federal Home Loan Bank of Atlanta, net of the $5.0 million advance outstanding. In addition, we have $28.5 million in unsecured federal funds lines of credit through our correspondent banks and $7.8 million secured borrowing capacity through the Federal Reserve Bank of Atlanta. No amounts were outstanding on these lines of credit at September 30, 2023.

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

Capital Requirements

At September 30, 2023, the Bank’s Tier 1 capital as a percentage of the Bank’s average assets was 15.72%, and total qualifying capital as a percentage of risk-weighted assets was 21.89%. As of September 30, 2023, the Bank was classified as “well capitalized” for regularity capital purposes. Note 6 to the Financial Statements describes the regulatory capital requirements applicable to the Bank.

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

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of the Company's common stock made during the third quarter of 2023 by or on behalf of the Company or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1 - 31, 2023	32,200	$14.52	32,200	217,800
August 1 - 31, 2023	78,000	$14.51	110,200	139,800
September 1 - 30, 2023	20,000	$13.97	130,200	119,800
Total	130,200	$14.43	130,200

(1) On June 27, 2023, the Company announced a second program to buyback up to 250,000 shares of the Company's common stock effective for the period of July 1, 2023, through June 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022 (unaudited), (vi) Consolidated Statements of Change in Equity for the three and nine months ended September 30, 2023 and 2022 (unaudited), (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited), and (vi) the Notes to Financial Statements (unaudited) with detail tagging.

104	The cover page from TC Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC BANCSHARES, INC. (Registrant)

Date: November 13, 2023	/s/ Gregory H. Eiford
Gregory H. Eiford
Chief Executive Officer

Date: November 13, 2023	/s/ Scott C. McLean
Scott C. McLean
Chief Financial Officer