Form 10-K
period 2023-12-31
TC Bancshares, Inc.
filed 2024-03-22
CIK 1850398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The number of shares of Registrant’s common stock outstanding as of March 22, 2024 was 4,321,148.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement (the "Proxy Statement") for its 2024 annual meeting of shareholders are incorporated by reference herein into Part III, Items 10 through 14 of this Annual Report.

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
•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses under the credit impairment model for Current Expected Credit Losses (“CECL”);
•
our ability to maintain liquidity, primarily through deposits;
•
the ongoing effects of the COVID-19 pandemic on our business, customers, employees, and third-party service providers;
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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this document are made only as of the date hereof. New factors emerge from time to time, and it is not possible for us to predict which will arise. We do not undertake, and specifically decline, any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments, except as required by law.

PART I

Item 1. Business.

TC Bancshares, Inc.

TC Bancshares, Inc. (the "Company") is a holding company incorporated under the laws of the State of Georgia on March 5, 2021, to serve as the holding company for TC Federal Bank (the "Bank"). The Bank is a covered savings association headquartered in Thomasville, Georgia that opened in 1934.

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

In this report, unless the context indicates otherwise, all references to "we," "us" and "our" refer to the Company and the Bank, except if the discussions relate to a period before July 20, 2021, these terms refer solely to the Bank.

TC Federal Bank

The Bank was organized in 1934 as Thomas County Federal Savings & Loan Association and chartered by the Federal Home Loan Bank Board as a mutual savings and loan association owned 100% by its depositors. Effective January 1, 2018, the Bank amended its corporate name to TC Federal Bank. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations in one-to-four family residential real estate loans, commercial real estate and multi-family loans, acquisition, development and land loans, commercial and industrial loans, home equity loans and lines of credit and consumer loans. In recent years, we have increased our focus, consistent with what we believe to be conservative underwriting standards, originating higher yielding commercial real estate and commercial and industrial loans.

We conduct our business from our main office in Thomasville, Georgia, as well as additional branch banking locations in Tallahassee, Florida, and new branch locations in Jacksonville, Florida and Savannah, Georgia. We also operate two Loan Production Offices (LPOs), one in Tallahassee and a second in Jacksonville, Florida. We provide a variety of financial services to individual and commercial customers in the markets we serve.

Our results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. We generate non-interest income largely from our customer service fees and the sale of residential mortgages into the secondary market. Our results of operations are also impacted by our level of operating expenses, the provision for credit losses, the impact of federal and state income taxes, the relative levels of interest rates and local and national economic activity. At December 31, 2023, we had total consolidated assets of $466.6 million, loans, net of the allowance for credit losses and deferred fees, of $372.1 million, deposits of $369.9 million and stockholders' equity of $79.6 million.

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

Market Area

Our headquarters are located in Thomasville, Georgia, which is approximately 35 miles north of Tallahassee and 225 miles south of Atlanta, and 230 miles southwest of Savannah, Georgia. We primarily serve retail and small business customers located in and around Thomasville and Savannah, Georgia as well as Tallahassee and Jacksonville, Florida through our branch network, and LPOs located in Tallahassee and Jacksonville, Florida. We consider our primary markets to be demographically and socioeconomically attractive.

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

Competition

We face competition within our market areas both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, as well as community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies and, with respect to deposits from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2023 (the most recent date for which data is available), our market share of deposits represented approximately 12.2% of the deposits in Thomas County Georgia, ranking us third in market share of deposits out of seven institutions operating in the county. Our deposit market share in Leon County Florida was 1.0%, ranking us 14th in market share of deposits out of 19 institutions operating in the county. As of June 30, 2023, while our Savannah branch ranked 21st out of the 21 banking institutions operating in Chatham County, Georgia, in one-month's time we were able to generate $22.5 million in deposits, which represented 0.25% of the overall deposit market in the county. Our new Jacksonville, Florida branch location, despite being opened for less than a month, ranked 23rd in deposit market share as of June 30, 2023, out of 27 banking institutions located in Duval County.

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

Personnel

At December 31, 2023, we had 65 full-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

Lending Activities

General. It is our goal to build a diversified loan portfolio. We grant loans and extensions of credit to individuals and a variety of small businesses in our market areas. Our loan portfolio generally consists of one-to-four family residential real estate loans, commercial and multi-family real estate loans, construction and land development loans, commercial and industrial loans and consumer loans.

Loan Portfolio Composition. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	At December 31,
	2023	Percent	2022	Percent
	(Dollars in thousand)
Real estate loans:
Residential	$148,534	39.3%	$138,276	40.7%
Home equity	11,099	2.9%	12,411	3.7%
Multi-family	19,138	5.1%	19,649	5.8%
Commercial	123,573	32.7%	116,110	34.2%
Construction and land development	55,461	14.7%	28,661	8.4%
Total real estate loans	357,805	94.6%	315,107	92.8%
Consumer loans	3,345	0.9%	847	0.2%
Commercial and industrial loans	16,919	4.5%	23,644	7.0%
Total loans	378,069	100.0%	339,598	100.0%
Less: Allowance for credit losses	4,837		4,362
Less: Deferred loan fees	1,169		1,097
Loans, net	$372,063		$334,139

Contractual Maturities. The following table sets forth certain information at December 31, 2023 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due one year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and the allowance for credit losses.

				Commercial
December 31, 2023	Residential	Home Equity	Multi-family	Real Estate
	(Dollars in thousands)
Amounts Due in:
One year or less	$4,544	$8	$1,309	$10,983
More than one to five years	20,567	496	13,364	54,363
More than five to fifteen years	21,246	10,595	4,179	42,863
More than fifteen years	102,177	-	286	15,364
Total	$148,534	$11,099	$19,138	$123,573

	Construction		Commercial
	and Land		and
December 31, 2023	Development	Consumer	Industrial	Total
Amounts Due in:
One year or less	$17,898	$74	$2,474	$37,290
More than one to five years	23,356	807	11,144	124,097
More than five to fifteen years	5,334	2,464	3,301	89,982
More than fifteen years	8,873	-	—	126,700
Total	$55,461	$3,345	$16,919	$378,069

The total amount of loans due after December 31, 2024, which have pre-determined or fixed interest rates is $190.1 million, while the total amount of loans due after this date which have floating or adjustable interest rates is $150.7 million. The following table shows the dollar amount of all loans as of December 31, 2023 contractually due after December 31, 2024, as shown in the table above, which have fixed interest rates or which have floating or adjustable interest rates.

	Due after December 31, 2024
		Floating or
	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Residential	$114,597	$29,393	$143,990
Home equity	11,091	-	11,091
Multi-family residential	1,282	16,547	17,829
Commercial real estate	39,616	72,974	112,590
Construction and land development	20,881	16,682	37,563
Consumer	333	2,938	3,271
Commercial and industrial	2,292	12,153	14,445
Total	$190,092	$150,687	$340,779

One-to-Four Family Residential Real Estate Lending. At December 31, 2023, we had $148.5 million of loans secured by one- to-four family real estate, representing 39.3% of our total loan portfolio. Of the $148.5 million, $99.0 million are loans secured by owner occupied properties, with the remaining $49.5 million of loans secured by non-owner occupied properties. Generally, non-owner occupied loans are booked into our loan portfolio on balloon terms with amortizations up to 20 years. We also originate single family owner occupied loans for sale in the secondary market.

Our one-to-four family owner occupied residential real estate loans are generally underwritten to internal guidelines and/or that of our investors. We generally follow documentation practices of Fannie Mae and Freddie Mac guidelines. The significant majority of our one-to-four family residential real estate loans are secured by properties located in our primary market area.

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

Our one-to-four family non-owner occupied residential real estate loans typically have fixed rates and have balloon terms of five to seven years. We offer one home equity line of credit with an interest only option and a ten-year term. These loans are generally limited primarily to borrowers’ personal primary residences and to those borrowers who reside within our primary market area with acceptable credit ratings. These loans can be secured either by a first or second lien position. At December 31, 2023, our home equity loans totaled $11.1 million, or 2.9% of total loans.

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

Commercial and Multi-Family Real Estate Loans. Our commercial real estate loans include both owner occupied as well as investment properties. They are secured by office buildings, farms, retail and mixed-use properties, churches, warehouses and restaurants, substantially all located in our market areas. Our multi-family real estate loans are secured by apartments, mobile home parks or other multi-family properties, substantially all located in our market areas. At December 31, 2023, we had $123.6 million in commercial real estate loans, representing 32.7% of our total loan portfolio. In addition, we had $19.1 million of multi-family residential real estate loans, representing 5.1% of our total loan portfolio. At December 31, 2023, our commercial real estate loans had an average principal balance of $668,000 and our multi-family loans had an average principal balance of $766,000.

Most of our commercial real estate loans are balloons with a five to seven year initial term and a 20-year amortization period, although we do originate loans that fully amortize over 20 years. The loan-to-value ratio of our commercial real estate loans vary by collateral type. All of our commercial real estate loans are subject to our underwriting procedures and guidelines. At December 31, 2023, our two largest commercial real estate loans had $3.9 million and $3.7 million exposure, respectively. The first loan originated in December 2023 in the amount of $3.9 million and is secured by a hotel. The second loan originated in September 2023 and had an original balance of $8.7 million; however, $4.9 million was participated with another financial institution. This loan is secured by a hotel. At December 31, 2023, our largest multi-family real estate loan had $4.2 million exposure. This loan was originated in December 2020 in the amount of $4.6 million and is secured by various multi-family units.

We have a policy to manage concentration risk whereas we limit our total exposure to a single piece of collateral property to $4.0 million for a single piece of collateral and exposure to a related entity aggregate debt of $6.5 million. There were no loans at December 31, 2023, that exceeded these limits.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower and its related entities, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property, the debt service coverage ratio (the ratio of net operating income to debt service), and the composition of the tenants and underlying leases. The significant majority of our commercial real estate loans are appraised by outside independent appraisers approved by the board of directors, although we are only required to obtain independent appraisals on commercial real estate loans in amounts of $500,000 or greater if the property is income-producing property or $1.0 million or greater if the property is owner-occupied. Personal guarantees are generally obtained from the principals of commercial real estate borrowers.

Construction and Land Development Loans. We make construction loans to individuals for the construction of their primary or secondary residences or commercial structures, as well as loans to contractors and builders of single-family homes. We also make land development loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. Land development loans also include loans secured by land purchased for investment purposes as well as loans secured by farmland. At December 31, 2023, our construction and land development loans totaled $55.5 million, representing 14.7% of our total loan portfolio. Of that total, $16.1 million was single-family construction loans, $16.3 million was other construction loans, and $23.1 million was land development loans. At December 31, 2023, we also had $20.9 million in unfunded commitments on construction and land development loans of which $5.9 million were for single-family construction loans, $13.8 million were other construction loans and $1.2 million were land development loans.

While we may originate loans to contractors and builders whether or not the collateral property underlying the loan is under contract for sale, we consider each project carefully in light of current residential real estate market conditions. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations. We generally will limit the maximum number of speculative units (units that are not pre-sold) approved for each builder. We have attempted to mitigate the risk inherent in speculative construction lending by doing business with experienced small and mid-sized builders within our market area.

We also originate construction loans for commercial development projects, including retail buildings, churches, small industrial, hotels and office buildings. Most of our construction loans are interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 12 months. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Construction loans are generally made with a loan-to-value ratio that varies depending on the collateral type. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also require inspections of the property before disbursements of funds during the term of the construction loan.

At December 31, 2023, our largest construction and land development loan exposure to any one borrower was $6.5 million. As of December 31, 2023, the outstanding balance was $6.5 million. This loan originated in August 2023 and is secured by 9.56 acres of improved land in Tallahassee.

Commercial and Industrial Loans. We make commercial and industrial loans, primarily in our market area, to a variety of professionals, sole proprietorships and small businesses. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2023, commercial and industrial loans were $16.9 million, or 4.5% of our gross loans held for investment. As part of our relationship driven focus, we encourage our commercial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and margin.

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

Our largest commercial and industrial loan at December 31, 2023 totaled $2.2 million, was originated in August 2021 for $2.6 million. It is secured primarily with commercial vehicles of the company.

Consumer Loans. We offer a limited range of consumer loans, principally to customers residing in our primary market areas with other relationships with us and with acceptable credit ratings. Our consumer loans generally consist of loans secured by deposit accounts, loans on new and used automobiles and unsecured personal loans. At December 31, 2023, consumer and other loans were $3.3 million, or 0.9% of gross loans held for investment, of which, $2.5 million were purchased from a third party.

Loan Underwriting Risks

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential real estate loans. The primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. We require borrowers and loan guarantors to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. An environmental Phase 1 report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

Construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, we generally require a third party review of the construction contracts or budgets on loans of over $1.0 million to assure reasonableness and ability to complete the project for the stated amount. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

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

Adjustable-Rate Loans. Adjustable-rate loans better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans. An increased monthly payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying collateral also may be adversely affected in a high interest rate environment.

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

Originations, Purchases and Sales of Loans

Our lending activities are conducted by our loan personnel operating at our various locations. All loans originated are underwritten pursuant to our policies and procedures. We primarily originate hybrid ARM loans and fixed-rate balloon loans and, to a lesser extent, fully amortized fixed-rate loans. Our ability to originate hybrid ARM loans and fixed-rate balloon loans or fully amortized fixed-rate loans is dependent upon relative customer demand for such loans, which is affected by current and expected future levels of market interest rates. We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys.

We will continue to evaluate purchasing or selling participation interests in loans. We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures. At December 31, 2023, we had $17.6 million of committed funds for loan participation interests that we purchased, $17.3 million of which had been funded. At December 31, 2023, we had $29.9 million related to loans for which we had sold participations, with $340,000 still to be funded at December 31, 2023, of which $170,000 will be sold to our participating banks.

The following table shows total loans (excluding loans held for sale) originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Loan originations:(1)
Residential	$15,847	$55,152
Home equity	1,005	2,631
Multi-family residential	701	-
Commercial real estate	21,867	17,183
Construction and land development	27,410	13,435
Commercial and industrial	3,466	16,047
Consumer	2,837	495
Total loan originations	73,133	104,943
Loans purchased (2)	12,054	981
Total loans originated and acquired	85,187	105,924
Loans sold (3)	11,106	5,058
Loans transferred to real estate owned	—	—
Loan principal repayments	35,682	32,656
Total loans sold and principal repayments	46,788	37,714
Net increase in loan portfolio	$38,399	$68,210

(1)
Includes loan participations originated by the Bank and sold to other lenders.
(2)
Participation interests in loans bought by the Bank.
(3)
Participation interests in loans sold by the Bank.

In addition to originating loans for our own portfolio, we currently originate loans for sale to generate fee income. We sell residential loans through third-party loan servicers. At December 31, 2023, we held $289,000 of loans for sale, and we sold $12.6 million of loans during the year ended December 31, 2023, all on a servicing-released basis, generating $245,000 in gain on sale of loans income.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2023, based on the 15% limitation, the Bank’s loans-to-one-borrower limit was approximately $11.0 million. No relationship exceeded that amount at December 31, 2023.

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

All loan approval amounts are based on the aggregate loans, including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. With respect to residential mortgage loans, our Mortgage Manager has individual authorization to approve residential mortgage loans up to the conforming mortgage limit, currently $766,550. For all loans, each of our President/Chief Executive Officer and Chief Credit Officer have individual authorization to approve secured loans up to $1.5 million. These individuals can combine their authority to approve loans up to $3.0 million as long as the total relationship exposure does not exceed $3.0 million. Combined, our President/Chief Executive Officer, Chief Credit Officer and Senior Lending Officer can approve loans up to the legal lending limit of the Bank. A sub-committee of the Bank's Board of Directors reviews credit decisions on a monthly basis.

Generally, we require title insurance or abstracts on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

Delinquencies and Asset Quality

Delinquency Procedures. When a loan payment becomes 15 days past due, we contact the customer by mailing a late notice, and loan officers may contact their customers. If a loan payment becomes 30 days past due, we mail an additional late notice. These loan collection efforts continue until a loan becomes 120 days past due, at which point we would refer the loan for foreclosure proceedings unless management determines that it is in the best interest of TC Federal Bank to work further with the borrower to arrange a workout plan.

Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable that at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for credit losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for estimated credit loss based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. Generally, loans that become 90 days or more delinquent are placed on non-accrual . When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further payments are used to reduce the principal outstanding.

When we acquire real estate as a result of foreclosure, the real estate is classified as other real estate owned. The other real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses, or, if the existing allowance is inadequate, charged to expense in the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Delinquent Loans. The following table shows our delinquent loans by the type of loan and number of days delinquent as of the dates indicated.

	At December 31,
	2023			2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due
	(Dollars in thousands)
Real estate loans:
Residential	$154	$89	$12	$221	$—	$32
Home equity	—	—	47	25	57	—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	57
Construction and land development	—	—	—	—	—	—
Total real estate loans	154	89	59	246	57	89
Consumer loans	—	1	—	6	—	—
Commercial and industrial loans	—	—	—	—	—	—
	$154	$90	$59	$252	$57	$89

Non-Performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, and other real estate owned as well as other loan collateral acquired through foreclosure and repossession.

The following table shows the amounts of non-performing assets at the dates indicated.

	December 31,
	2023	2022
	(Dollars in thousands)
Non-accruing loans:
Residential	$513	$454
Home equity	47	—
Multi-family	—	—
Commercial	—	57
Construction and land development	—	43
Commercial and industrial	728	—
Consumer	—	—
Total non-accruing loans	$1,288	$554
Total non-performing loans (1)	1,288	554
Other real estate owned, net (2)	-	684
Total non-performing assets	$1,288	$1,238
Total non-performing loans as a percentage of loans, gross	0.34%	0.16%
Total non-performing loans as a percentage of total assets	0.28%	0.13%
Total non-performing assets as a percentage of total assets	0.28%	0.29%

(1)
Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)
Other real estate owned balances are shown net of related credit allowances.

For the year ended December 31, 2023, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $68,000. The amount that was included in interest income on such loans during the period was $21,000. There were no loans that were 90 days or more past due and still accruing as of December 31, 2023 and 2022.

Non-accrual Loans. As of December 31, 2023, the Company had $1.3 million of loans in non-accrual status. The single largest loan in non-accrual status at year-end 2023 was a commercial credit with a book balance of $680,000. The borrower went into non-accrual status in August 2023. The Bank has charged off $78,000 of this loan and has established a $70,000 specific reserve as of the end of 2023. The borrower was current on his payments at December 31, 2023. In order to be returned to accruing status, a borrower must make a minimum of six consecutive principal and interest payments on time and have no other issues that would cause concern that the Bank would not collect all of the contractual payments due on the credit.

Foreclosed Assets (Other Real Estate Owned). Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value, less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for credit losses. We order a new appraisal before commencing foreclosure to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses, or, if the existing allowance is inadequate, charged to expense, in either case during the applicable period of such determination. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value, less estimated costs to sell.

During 2023, the Company disposed of two other real estate owned ("OREO") properties at a net pre-tax loss of $31,000. At December 31, 2023, we had no OREO on our books.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the regulators to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as an asset without the establishment of a specific allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover estimated credit losses. General allowances represent loss allowances which have been established to cover probable incurred losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic regulatory reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At December 31,
	2023	2022
	(Dollars in thousands)
Special mention	$6,500	$7,804
Substandard	7,892	4,211
Doubtful	—	—
Loss	—	—
Total classified and criticized assets	$14,392	$12,015

Allowance for Credit Losses. On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic ASC 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the periods beginning after January 1, 2023, are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net reduction of retained earnings of $302,000 upon adoption. The transition adjustment includes an increase in credit related reserves of $255,000 for loans plus an increase in credit related reserves of $149,000 for unfunded commitments net of a corresponding increase in deferred tax assets of $102,000. In accordance with the standard, management did not reassess whether modifications to individually acquired financial assets accounted for in pools were troubled debt restructurings as of the date of adoption.

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

c. Available-for-Sale ("AFS") Debt Securities

For AFS securities in an unrealized loss position, management first assesses whether (i) the Company intends to sell, or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. If there were any adjustments to the allowance, they would be reported in the Company's income statement as a component of provision for credit loss. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.

d. Accrued Interest Receivable

Upon adoption of ASC 326 and its related amendments on January 1, 2023, the Company made the following elections regarding accrued interest receivable:

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

Allowance for Loan Losses Prior to January 1, 2023, as described in further detail in the Company's 2022 Annual Report on Form 10-K, the Company used the incurred loss impairment model. Under this methodology, loans were charged against the allowance for loan losses when management believed that the collectability of the principal is unlikely. The allowance represented an amount which, in management's judgment, based on, among other things, historical losses and on the current economic environment, would be adequate to absorb probable losses on existing loans that may become uncollectible. Loans deemed uncollectible were charged-off and deducted from the allowance and recoveries on loans previously charged-off were added back to the allowance. Management's judgment in determining the adequacy of the allowance was based on evaluations of the collectability of loans. These evaluations took into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans.

As an integral part of their examination process, the OCC periodically reviews our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance. However, regulatory agencies are not directly involved in the process for establishing our allowance for credit losses.

The following table sets forth an analysis of our allowance for credit losses at the dates and for the periods indicated.

	At or for the years ended December 31,
	2023	2022
	(Dollars in thousands)
Balance at beginning of period:	$4,362	$4,184
ASC 326 adoption	255	—
Charge-offs:
Real estate loans:
Residential	$-	$(3)
Home equity	—	—
Multi-family
Commercial	—	—
Construction and land development	—	—
Total real estate loans	-	(3)
Consumer loans	(34)	(65)
Commercial and industrial	(78)	-
Total Charge-offs	$(112)	$(68)
Recoveries:
Real estate loans:
Residential	$36	$53
Home equity	—	—
Multi-family	—	—
Commercial	—	—
Construction and development	23	11
Total real estate loans	59	64
Consumer loans	3	7
Commercial and industrial	95	64
Total recoveries	$157	$135
Net recoveries	$45	$67
Provision for credit losses	175	111
Balance at end of period	$4,837	$4,362
Net recoveries during the period to average loans outstanding during the period	0.01%	0.01%
Allowance as a percentage of non- performing loans	375.5%	787.4%
Allowance as a percentage of total loans, net (end of period)	1.28%	1.28%

Allocation of Allowance for Credit Losses. The following tables set forth the allowance for credit losses allocated by loan category and the percent of the loans in each category at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

The following table summarizes the distribution of the allowance for credit losses by category at the dates indicated.

	At December 31,
	2023		2022
	Allowance for Credit Losses	Percent of loans in each category to total loans	Allowance for Loan Losses	Percent of loans in each category to total loans
	(Dollars in thousands)
Real estate loans:
Residential	$3,078	39.3%	$1,961	40.2%
Home equity	118	2.9%	187	3.7%
Multi-family	82	5.1%	226	7.2%
Commercial	1,092	32.7%	1,632	32.8%
Construction and land development	306	14.7%	264	8.2%
Total real estate loans	4,676	94.7%	4,270	92.1%
Consumer loans	28	0.9%	1	0.3%
Commercial and industrial loans	133	4.5%	81	7.6%
Unallocated	-	0.0%	10	0.0%
Total loans	$4,837	100%	$4,362	100%

Investment Activities

General. The primary purposes for our investment portfolio are to provide liquidity, meet pledging requirements, generate a reasonable rate of return, and assist in overall management of our balance sheet. Subject to loan demand, the potential uses of our liquidity and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity.

Our investment policy was adopted and is reviewed annually by the board of directors. Investment decisions are made by our Chief Financial Officer in consultation with the Bank's President. The Chief Financial Officer provides an investment schedule detailing the investment portfolio which is reviewed at least quarterly by the Asset/Liability Management Committee of the Board.

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

The table below sets forth information regarding the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2023, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	At December 31,
	2023		2022
	Book	Fair	Book	Fair
	Value	Value	Value	Value
	(Dollars in thousands)
Securities available-for-sale:
U.S. treasuries	$10,090	$9,534	$10,115	$9,325
Municipal bonds	8,759	7,466	8,763	7,029
Mortgage-backed securities	9,194	8,406	9,618	8,732
Collateralized mortgage obligations	14,677	13,954	15,713	14,844
Commercial mortgage-backed securities	963	1,007	-	-
Corporate obligations	3,125	2,598	3,625	3,167
Total investment securities	$46,808	$42,965	$47,834	$43,097

Portfolio Maturities and Yields. The composition and maturities of our investment portfolio at December 31, 2023 are indicated in the following table. Maturities are based on the final contractual payment date and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. As of December 31, 2023, no securities were designated as held-to-maturity or trading.

	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Securities available-for-sale:
U.S. treasuries	$5,001	2.15%	$5,089	1.27%	$-	-%	$-	-%	$10,090	1.71%
Municipal bonds	-	-	1,006	1.77	7,753	1.71	-	-	8,759	1.72
Mortgage-backed securities	-	-	1,629	2.33	1,502	1.57	6,063	5.36	9,194	4.20
Collateralized mortgage obligations	-	-	1,079	2.08	3,167	4.57	10,431	5.97	14,677	5.38
Commercial mortgage-backed securities	-	-	-	-	963	5.78	-	-	963	5.78
Corporate obligations	-	-	-	-	3,125	3.76	-	-	3,125	3.76
Total investment securities	$5,001	2.15%	$8,803	1.62%	$16,510	2.87%	$16,494	5.74%	$46,808	3.57%

Sources of Funds

General. Customer deposits are our primary source of funding for our lending and investment activities. We also may use wholesale sources of funding to supplement cash flow needs, to assist in managing our balance sheet, or to manage our cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities and repayments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from our branch banking network. Our primary deposit products are personal checking accounts, business checking accounts, savings accounts, money market accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. In addition, we utilize brokered deposits as an additional source of funding and as a balance sheet management tool.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. While we offer competitive deposit rates, we also rely upon personalized customer service and long-standing relationships with customers to attract and retain deposits. The addition of our new branch locations during 2023, in Savannah, Georgia and Jacksonville, Florida has significantly increased our ability to generate additional deposits to fund our operations.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits as well as the rates paid on these deposits, has been and will continue to be significantly affected by the prevailing interest rate environment.

The following table sets forth our average deposits by dollar amount and the average rate paid for the various types of deposit programs we offered at the dates indicated.

	Years Ended December 31,
	2023			2022
	Average	Percent	Average	Average	Percent	Average
	Amount	of Total	Rate	Amount	of Total	Rate
	(Dollars in thousands)
Deposits:
Non-interest-bearing checking	$44,314	13.0%	-%	$44,931	14.2%	-%
Interest-bearing checking	53,763	15.7	0.45	59,426	18.8	0.13
Savings	41,880	12.2	1.46	33,935	10.7	0.14
Money market	104,560	30.6	2.73	103,042	32.6	0.71
Certificates of deposit	97,512	28.5	2.99	74,639	23.6	0.60
Total deposits	$342,029	100.0%	1.94%	$315,973	100.0%	0.41%

The following table sets forth our total deposit activities for the periods indicated.

	Years Ended December 31,
	2023	2022
	(Dollars In thousands)
Beginning balance	$329,128	$289,560
Net deposits	40,338	38,266
Interest credited	403	1,302
Ending balance	$369,869	$329,128
Net increase	$40,741	$39,568
Percent increase	12.4%	13.7%

The following table sets forth the rate and maturity information of our certificates of deposit at December 31, 2023.

	2023
	Amount Due
	One Year or Less	More Than One Year to Two Years	More Than Two Year to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
Certificates of Deposit:
0.05 - 1.00%	$16,375	$3,347	$585	$91	$20,398	18.4%
1.01 - 2.00%	1,568	39	217	350	2,174	2.0%
2.01 - 3.00%	351	-	-	-	351	0.3%
3.01 - 4.00%	10,412	16	-	-	10,428	9.4%
4.01 - 5.00%	45,689	4,037	-	236	49,962	45.0%
5.01 - 5.75%	26,216	1,424	-	-	27,640	24.9%
Total certificates of deposit	$100,611	$8,863	$802	$677	$110,953	100.00%

The following table indicates the amount of our certificates of deposit which are greater than the FDIC insurance limit of $250,000 as of December 31, 2023 by time remaining until maturity.

(Dollars In thousands)
Maturity Period:
Three months or less	$9,540
Over three through six months	8,476
Over six through twelve months	4,273
Over twelve months	1,285
Total	$23,574

Borrowings. Deposits are the primary source of funds for our lending and investment activities and general business purposes. However, as an alternate source of liquidity, we may obtain advances from the Federal Home Loan Bank of Atlanta, ("FHLB"), purchase federal funds from designated correspondent banks, and engage in overnight borrowings from the Federal Reserve. The level and terms of borrowings can fluctuate based on funding needs, costs, and the source utilized.

As of December 31, 2023, we had $98.9 million in credit available with FHLB. In addition, we have four unsecured federal funds lines of credit, in the aggregate amount of $28.5 million, and $24.8 million available from the Federal Reserve Discount Window. We had $11.0 million of long-term advances outstanding with the FHLB with a weighted average interest rate of 4.40% at December 31, 2023.

The following table sets forth information regarding our borrowings at the end of and during the periods indicated. The table includes both long and short-term borrowings.

	Years Ended December 31,
	2023	2022
	(Dollars In thousands)
FHLB Advances
Average balance outstanding	$6,164	$1,268
Maximum Amount outstanding at any month-end during the period	$11,000	$11,000
Balance outstanding at end of period	$11,000	$11,000
Average interest rate during the period	4.35%	4.20%
Weighted average interest rate at end of period	4.40%	4.36%

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

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The regulations also establish a minimum required leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. The Bank exercised the AOCI opt-out.

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

The FASB adopted a new credit loss accounting standard applicable to all banks, savings banks, credit unions, and financial holding companies, regardless of size and is effective for the Bank for our fiscal year beginning on January 1, 2023. The final rule allows for an optional three-year phase in of the day-one adverse effects on a bank’s regulatory capital. This Current Expected Credit Loss (“CECL”) standard requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses.

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

We have analyzed the effects of these capital requirements, and at December 31, 2023, the Bank’s capital exceeded and we believe that the Bank meets all of these requirements, including the full 2.5% capital conservation buffer.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2023, the Bank was in compliance with the loans-to-one borrower limitations.

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

At December 31, 2023, the Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%

Qualified Thrift Lender Test. As a covered savings association, the Bank is not required to satisfy the qualified thrift lender, or “QTL,” test with which other federal savings banks would otherwise be required to comply. If the QTL test were to apply to the Bank, the bank would be required maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12-month period under the QTL test. “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business. Alternatively, the Bank would be able to satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

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

On October 24, 2023, the OCC, FDIC, and Federal Reserve adopted a final rule intended to “strengthen and modernize the regulations implementing the Community Reinvestment Act to better achieve the purpose of the law." Most of these rules' requirements will be applicable beginning January 1, 2026. The full effects on the Bank of these changes to the Community Reinvestment Act rules will depend on the regulatory interpretation of this federal rulemaking and cannot be predicted at this time. Management will continue to evaluate any changes to the Community Reinvestment Act’s regulations and their impact to the Bank.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2023, the Bank was in compliance with this requirement. While the Bank’s ability to borrow from the Federal Home Loan Bank of Atlanta provides an additional source of liquidity, the Bank has historically not used Federal Home Loan Bank advances to fund its operations.

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

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933, which for us is July 20, 2021; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under SEC regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

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

At December 31, 2023, commercial real estate loans totaled $123.6 million, or 32.7% of our loan portfolio, commercial and industrial loans totaled $16.9 million, or 4.5% of our loan portfolio, construction and land development loans totaled $55.5 million, or 14.7% of our loan portfolio and multi-family loans totaled $19.1 million, or 5.1% of our loan portfolio. Given their larger balances and the complexity of the underlying collateral, commercial and multi-family real estate, construction and land development loans, and commercial and industrial loans generally have more risk than the one-to-four family residential real estate loans we originate. Because the repayment of commercial real estate and commercial and industrial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Because construction and development loans rely on the demand for lots and housing, the ability of developers to repay loans can be impacted by the economy’s impact on consumers. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. Further, unlike residential mortgage loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may depreciate over time, may be more difficult to appraise and may be more susceptible to fluctuation in value at default. A downturn in the economy may also impact landlords’ ability to retain and find new tenants in non-owner-occupied real estate properties. In addition, the physical condition of non-owner-occupied properties may be below that of owner-occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. As our commercial and multi-family real estate and commercial and industrial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2023, $148.5 million, or 39.3%, of our total loan portfolio, was secured by one-to-four family residential real estate. One- to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the Pennsylvania housing market could reduce the value of the real estate collateral securing these types of loans. As a result, we have increased risk that we could incur losses if borrowers default on their loans because we may be unable to recover all or part of the defaulted loans by selling the real estate collateral. In addition, if borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. For these reasons, we may experience higher rates of delinquencies, defaults and losses on our residential mortgage loans. We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

We have a significant volume of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At December 31, 2023, approximately $357.8 million, or 94.6%, of our total loan portfolio, was secured by real estate, most of which is located in our primary lending market areas. Future declines in the real estate values in our primary lending markets and surrounding markets as a result of the economic downturn could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for credit losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.

In originating loans there is a substantial likelihood that we will experience credit losses. The risk of loss will vary with, among other things, general economic conditions, the type of loan, the creditworthiness of the borrower over the term of the loan that represents management’s best estimate of probable losses within the existing portfolio of loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for credit losses, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase the level of our provision for credit losses. In addition, federal regulators periodically review our allowance for credit losses and as a result of such reviews, we may have to adjust our allowance for credit losses or recognize further loan charge-offs. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses, as the process is our responsibility and any adjustment of the allowance is the responsibility of management. Material additions to the allowance would materially decrease our net income.

The CECL standard became effective for the Bank on January 1, 2023. Under CECL, the allowance for credit losses is an estimate of the expected credit losses on financial assets measured at amortized cost, which is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. Changes in economic forecasts, loan portfolio composition and credit quality, changes in model assumptions and other factors will influence the CECL outcomes and the resulting calculation of our allowance for credit losses.

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

Net income is the amount by which net interest income and non-interest income exceeds non-interest expense, provision for credit losses, and taxes. Net interest income makes up a majority of our income and is based on the difference between:

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

The Bank is subject to extensive regulation, supervision and examination by the OCC, and the Company is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such supervision and regulation governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors and borrowers of the Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

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

In preparing periodic reports we will be required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. The areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for credit losses and our determinations with respect to amounts owed for income taxes. The uncertainty surrounding the lasting effects of the COVID-19 pandemic may negatively impact results, and our management team’s assumptions may not account for such effects.

We have a significant amount of net operating losses that we may not be able to utilize.

During the Great Recession, we generated significant net operating losses and unrealized tax losses (collectively, “NOLs”). As of December 31, 2023, we had an estimated federal NOL carryforward of $1.5 million and an estimated state NOL carryforward of $3.2 million, and recognized a deferred tax asset of $454,000 related to NOL carryforwards. These NOLs generally may be carried forward for a 20-year period to offset future taxable income and reduce our federal and state income tax liability, respectively. Our federal and state NOL carry-forwards begin to expire in 2031 unless previously utilized.

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

Risks related to Public Health Issues, including COVID-19 and the Associated Economic Slowdown.

Outbreaks of communicable diseases, such as COVID-19 and its variants, have led to periods of significant volatility in financial commodities (including oil and gas) and other markets, adversely affected our ability to conduct normal business, adversely affected our clients, and are likely to harm our businesses, financial condition and results of operations.

Pandemics and widespread outbreaks of communicable diseases (such as COVID-19) have caused and may continue to cause significant disruption in the international and United States economies and financial markets and have had an adverse effect on our business and results of operations. This has recently been accompanied by a surge in flu and other respiratory illnesses of varying seriousness and magnitude. The spread of these diseases, including COVID variants, has caused illness and death resulting in quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we have branches, and most other states, periodically have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of public health issues have resulted in significant adverse effects for many different types of businesses, including, among others, those in the hospitality (including hotels and lodging) and restaurant industries, and resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.

Although we take precautions to protect the safety and well being of our employees and customers, the unpredictability of the pandemic and public health issues could result in the following:

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

The Company will depend primarily upon the proceeds it retains from the offering as well as earnings of the Bank to provide funds to pay dividends on our common stock. The payment of dividends by the Bank also is subject to certain regulatory restrictions. Federal law generally prohibits a depository institution from making any capital distributions (including payment of a dividend) to its parent holding company if the depository institution would thereafter be or continue to be undercapitalized, and dividends by a depository institution are subject to additional limitations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Policy statements and regulations by state and federal bank regulators indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. For example, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyberattack involving destructive malware.

On April 1, 2022, a final rule issued by federal financial regulatory agencies became effective – that rule imposes upon banking organizations and their service providers notification requirements for significant cybersecurity incidents. Specifically, the rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” as those terms are defined in the rule. Banks’ service providers are required under that rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours.

Additionally, effective December 9, 2022, the FTC’s amendments to the GLBA’s Safeguards Rule went into effect. That rule requires financial institutions to: (i) appoint a qualified individual to oversee and implement their information security programs; (ii) implement additional criteria for information security risk assessments; (iii) implement safeguards identified by assessments, including access controls, data inventory, data disposal, change management, and monitoring, among other things; (iv) implement information system monitoring in the form of either “continuous monitoring” or “periodic penetration testing;” (v) implement additional controls including training for security personnel, periodic assessment of service providers, written incident response plans, and periodic reports from the qualified individual to the board of directors. Additionally, multiple states and Congress are considering laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data.

Risk management and strategy.

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our Company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Information Security Officer Committee (ISOC) is primarily responsible for this cybersecurity component. The ISOC is chaired by the Company's Chief Financial Officer with oversight by a third-party information security specialist. In addition, the ISOC members include our Chief Information Officer along with external technology and internal business resources. The ISOC makes quarterly reports to the board of directors.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. Our Chief Information Officer, who reports directly to our Chief Financial Officer, along with key members of their teams, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.

We employ an in-depth, layered, defensive strategy that embraces a “trust by design” philosophy when designing new products, services, and technology. We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists. We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections as a significant portion of our workforce has the option to work remotely. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and make recommendations to strengthen our risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to executive management and/or the Board of Directors. The Incident Response Plan is coordinated through the Chief Information Officer and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity events in the past, to date, risks from cybersecurity threats have not materially affected our company. For further discussion of risks from cybersecurity threats, see the section captioned “Risks Related to Operational Matters” in Item 1A. Risk Factors.

Governance.

Our Chief Information Officer is accountable for managing our enterprise information security department and delivering our information security program. The responsibilities of this department include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience. The foregoing responsibilities are covered on a day-to-day basis by a first line of defense function, and our second line of defense function, including the Chief Information Officer, provides guidance, oversight, monitoring and challenge of the first line’s activities. The second line of defense function is separated from the first line of defense function through organizational structure and ultimately reports directly to the Chief Financial Officer. The department, as a whole, consists of information security professionals with varying degrees of education and experience, as well as third-party information security specialists. In particular, our Chief Information Officer has substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management.

In addition to the ISOC, our board of directors has created the Information Technology Steering Committee, These committees provide oversight and governance of the technology program and the information security program. These committees include the Chief Financial Officer and Chief Information Officer as well as their direct reports and other key departmental managers from throughout the entire Company. The Information Technology Steering Committee meets on a quarterly basis. The ISOC generally meets monthly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings occur from time to time in accordance with the Incident Response Plan in order to facilitate timely informing and monitoring efforts. The Chief Information Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken to the Information Technology Steering Committee of our board of directors on a quarterly basis (or more frequently as may be required by the Incident Response Plan).

The Information Technology Steering Committee of our board of directors is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Chief Information Officer provides quarterly reports to the Information Technology Steering Committee of our board of directors regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The board of directors reviews and approves our information security and technology budgets and strategies annually.

Item 2. Properties.

We currently conduct business from our main office in Thomasville, Georgia, as well as additional full service branches in Tallahassee, Florida; Savannah, Georgia; and Jacksonville, Florida. We also operate LPOs in Tallahassee, Florida and Jacksonville, Florida. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at December 31, 2023:

			Net Book Value
		Date of	of Property and
		Lease	Leasehold	Amount of
Location	Leased/Owned	Expiration	Improvements	Deposits
	(Dollar in thousands)
Main Office 131 South Dawson Street Thomasville, Georgia 31792	Owned	N/A	$1,405	$202,348
Tallahassee Branch 2915-501 Kerry Forest Parkway Tallahassee, Florida 32309	Owned	N/A	$1,048	$100,233
Savannah Branch 7150 Hodgson Memorial Drive Suite A Savannah, Georgia 31406	Leased	5/14/33	$729	$32,450
Jacksonville Branch 10970 San Jose Boulevard Jacksonville, Florida 32223	Leased	3/22/33	$429	$34,838
Tallahassee LPO 6267 Old Water Oak Road Suite 205 Tallahassee, Florida 32312	Leased	9/14/26	$-	N/A
Jacksonville LPO 3121 Venture Place Jacksonville, Florida 32257	Leased	5/31/24	$-	N/A

Total			$3,611	$369,869

Item 3. Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2023, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's shares of common stock are traded on the Nasdaq Capital Market under the symbol TCBC. As of March 22, 2024 there were approximately 500 active stockholders of record of our common stock.

Dividends. The Company commenced the payment of a $0.05 per common share of common stock semi-annual dividend in July of 2022. During 2023, the Company declared two cash dividends of $0.05 each. The first was declared in June and paid in July of 2023. The second was declared by the board of directors in December of 2023 and paid to shareholders in January of 2024. The Board's decision to declare any future dividends would entail a review of a number of factors including our financial condition, capital requirements, earnings, cash flow, as well as other factors.

Stock Repurchases. The following table contains information regarding the Company’s purchases of its common stock made during the fourth quarter 2023 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Repurchased under the Plans or Programs (2), (3)
October 1-31, 2023	119,800	$13.89	119,800	-
November 1-30, 2023	-	-	-	-
December 1-31, 2023	82,000	14.09	201,800	368,000
Total	201,800	$13.97	368,000	368,000

(1) Theses numbers do not include shares repurchased and canceled for tax obligations on restricted shares vested during the quarter.

(2) On June 27, 2023, the Company announced a program to repurchase up to 250,000 shares of the Company's common stock through June 30, 2024. This program was completed during the fourth quarter of 2023.

(3) On December 15, 2023, the Company announced a program to repurchase up to 450,000 shares of the Company's common stock through June 30, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides additional information regarding our results of operations and financial condition for the years ending December 31, 2023 and 2022, and should be read in conjunction with our consolidated financial statements and the related notes, which appear beginning in Item 8 of this report. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.

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

Recent Mutual-to-Stock Conversion and Reorganization

The Company, a Georgia corporation, was formed on March 5, 2021 to serve as the holding company for the Bank. The Bank is a federally chartered covered savings association headquartered in Thomasville, Georgia that has served the banking needs of our customers since 1934. On July 20, 2021, the Bank completed a mutual-to-stock conversion in a series of transactions by which it reorganized its corporate structure from a mutual savings bank to a federal stock covered savings association, and became a wholly-owned subsidiary of the Company. In connection with the reorganization and conversion, the Company sold 4,898,350 shares of common stock at a price of $10.00 per share, which we refer to as the “stock offering,” and on July 21, 2021, the Company’s common stock commenced trading on the NASDAQ Stock Market under the symbol “TCBC.”

Before the reorganization and conversion, the Company conducted no operations other than organizational activities. In this annual report, unless the context indicates otherwise, all references to “we,” “us” and “our” refer to the Company and the Bank, except that if the discussions relate to a period before July 20, 2021, these terms refer solely to the Bank.

Recent Banking Events

There were five bank failures in 2023. The first two of these failures were caused by a lack of liquidity as depositors sought to withdraw their deposits. Due to embedded losses in their investment portfolios from rising interest rates, these banks were unable to sell investment securities held to meet liquidity needs without realizing substantial losses. As a result of the March 2023 bank closures and in an effort to minimize the need for banks to sell securities at a loss in times of stress, the Federal Reserve announced the creation of a new Bank Term Funding Program. In January of 2024, the Federal Reserve announced that March 11, 2024 will be the last day loans will be made under this program.

The COVID-19 pandemic impacted business and the economy in a variety of ways. Having employees working remotely became a much more accepted practice for businesses. As a result, the need for office space in a postpandemic world has decreased. During this same time frame the Federal Reserve has increased interest rates multiple times causing concerns about borrowers' ability to refinance their debt over the near-term. The combination of these factors is beginning to strain the commercial real estate market. How the impact of these changes will unfold in the banking industry is yet unknown, however regulators have heightened concerns that asset quality metrics may suffer due to losses associated with commercial real estate lending.

Overview

We are a full service community bank that provides a variety of services to individuals and businesses in our market areas. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from our operations, into loans to support the communities we serve as well as other liquid assets. At December 31, 2023, we had total assets of $466.6 million, loans, net of the allowance for credit losses and deferred fees, of $372.1 million, total deposits of $369.9 million and total stockholders' equity of $79.6 million.
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

We also invest in securities. Our bond portfolio consists primarily of U.S. Agency issued mortgage-backed securities. In addition, at year-end 2023, we also held securities issued by the U.S. Treasury, as well as those issued by a variety of municipalities and other banking institutions. These securities support the liquidity position of the Company, while providing an additional source of interest income to our overall revenue stream.

With our current balance sheet structure, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets. As a result, the rate of increase in our interest expense has outpaced the rate of increases in our earning asset yields during this recent window when the Federal Reserve has increased rates multiple times. As a result, our net interest margin for the full year of 2023 compressed 28 basis points when compared to that of the prior twelve-month period.

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

Our current business strategy consists of the following:

•
Leverage the infrastructure of the Bank to create additional value for shareholders, depositors, employees, customers and the communities in which we operate. During 2023, the Company expanded its branch network by opening two new branch offices, one in Savannah, Georgia, and another in Jacksonville, Florida. While the initial costs of opening, staffing, and promoting these new facilities have hampered our bottom line results, these facilities are located in two dynamic markets that have the potential to provide strong growth for the Company going into the future. The Bank's capital position provides us with the opportunity to take steps today that can lead the Company to a more valuable tomorrow.
•
Grow our loan portfolio prudently. We intend to continue to build and maintain a high quality and diversified loan portfolio. While our capital base can support a larger balance sheet, we intend on increasing our loan outstandings through our expanded footprint with an experienced lending and credit staff, without compromising our credit standards.
•
Continue to increase core deposits. We seek to increase our core deposit base in order to provide a stable source of funds to support our loan and overall balance sheet growth. Our two new branch offices are in high growth markets and are staffed with experience bankers. While we have paid market rates to attract and retain depositors at these new locations, their performance has exceeded our initial expectations. We believe that these new branch offices, coupled with our existing branch footprint, will provide the Company with a solid core deposit base for our future.

We continue to strive to build our core deposit base. However, we will utilizing non-core funding sources such as CDARs, brokered deposits, and borrowings to supplement funding asset growth as well as to assist in the overall management of our balance sheet.

•
Maintain Credit Standards while Growing. We believe strong asset quality is a critical key to our long-term financial success. Our strategy for credit risk management focuses on having experienced credit professionals, well-defined policies and procedures, prudent loan underwriting criteria, and active credit monitoring. We value our credit culture, both in the personnel we employ, as well as ancillary support systems we utilize in order to be able to evaluate more complex loans and better manage credit risk. This approach, we believe, will allow us to grow our loan portfolio while maintaining our high credit standards.
•
Supplement organic growth through opportunistic bank or branch acquisitions. Although management has no current definitive plans or commitments for an acquisition, we would continue to consider opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. Our capital position provides us with the ability to consider the acquisition of other financial institutions located within a reasonable proximity of our current footprint.
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

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the U.S. and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as of December 31, 2023.

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

The following represent our significant accounting policies:

Allowance for Credit Losses. On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic ASC 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The allowance for credit losses is a reserve for estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the loan or AFS investment portfolio. Actual credit losses, net of recoveries, are deducted from the allowance for credit losses. Loans are charged off when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance for credit losses. A provision for credit losses, which is a charge against earnings, is recorded to bring the allowance for credit losses to a level that, in the judgment of management, is adequate to absorb probable losses in the loan portfolio. The Asset Quality Committee and the Board of Directors are responsible for ensuring that the methodology and processes applied by management to determine the appropriateness of the allowance for credit losses is appropriate, subject to the use of estimates, assumptions, and judgment. Because interpretation and analysis involve judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated credit losses and therefore the appropriateness of the allowance for credit losses could change significantly.

The allowance for credit losses is evaluated on a regular basis and established through charges to earnings in the form of a provision for credit losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Comparison of Financial Condition at December 31, 2023 and 2022

Total assets. Total assets increased $37.0 million, or 8.6%, to $466.6 million at December 31, 2023, from $429.6 million at December 31, 2022. The increase was principally due to a $37.9 million increase in net loans, coupled with a $1.7 million and $1.9 million increase in our premises & equipment and right-of use lease assets, respectively. The new branch offices in Savannah, Georgia, and Jacksonville, Florida are the main reason for our increase in the latter two categories. These increases were partially offset by a $2.2 million decrease in cash and certificates of deposit with other banks. In addition, during 2023, the year-over-year balance of mortgage loans held-for-sale fell by $1.8 million.

Cash and cash equivalents. Cash and cash equivalents decreased $507,000, or 2.0%, to $25.0 million at December 31, 2023, from $27.3 million at December 31, 2022. The Company's cash position was primarily supported by a $40.7 million increase in deposits, which outpaced the growth of net loans.

Total Loans. Total loans increased $38.5 million, or 11.3%, to $378.1 million at December 31, 2023, from $339.6 million at December 31, 2022. Residential real estate loans remained our largest loan category and increased $10.2 million, or 7.4%, to $148.5 million at December 31, 2023, from $138.3 million at December 31, 2022. Commercial real estate loans, our second largest loan category representing 32.7% of total loans, increased $7.5 million, or 6.4%, to $123.6 million at December 31, 2023, from $116.1 million at December 31, 2022. Construction and land development loans experienced $26.8 million of growth to $55.5 million at December 31, 2023, from $28.7 million at December 31, 2022.

Allowance for Credit Losses. Management's policy is to maintain the allowance for credit losses at a level sufficient to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for credit losses and recoveries and is decreased by charge-offs. With the adoption of ASC 326 in January of 2023, the Company made a one-time addition of $255,000 to the allowance. Our allowance for credit losses was $4.8 million, or 1.28% of total loans, at December 31, 2023, compared to $4.4 million, or 1.28% of total loans, at December 31, 2022. During the year ended December 31, 2023, a total of $112,000 in loans were charge-offs; which were more than offset by $157,000 in recoveries, resulting in net recoveries of $45,000 for the year. Also, during 2023, the Company recognized a provisions for credit losses of $175,000.

Investment securities. The balance of our investment securities portfolio, all of which are available-for-sale, and other investments, remained relatively unchanged, increasing $120,000, or 0.3%, to $44.6 million at December 31, 2023, from $44.5 million at December 31, 2022. The amortized cost of investment securities available-for-sale decreased to $46.8 million at December 31, 2023, versus $47.8 million at December 31, 2022. The net unrealized losses embedded in the investment portfolio totaled $3.8 million at December 31, 2023, and $4.7 million at December 31, 2022. Management does not believe that any of these losses are credit related, but rather are the result of changes in interest rates.

Bank Owned Life Insurance. Our investment in bank owned life insurance increased $286,000, or 2.5%, to $11.7 million at December 31, 2023, from $11.4 million at December 31, 2022. We invest in bank owned life insurance to provide us with additional revenue to help offset the cost of benefit programs we offer to attract and retain employees. Bank owned life insurance generally provides us with a source of non-taxable noninterest income.

Deposits. Total deposits increased $40.7 million, or 12.4%, to $369.8 million at December 31, 2023, from $329.1 million at December 31, 2022. This increase was primarily due to growth in savings accounts and certificates of deposits as customers sought out higher returns as the Federal Reserve increased short-term interest rates on multiple occasions during 2023. Savings accounts grew $22.6 million, or 15.9%, to $164.6 million at December 31, 2023, from $142.0 million at December 31, 2022, Certificates of deposit increased $21.4 million, or 24.0%, to $110.9 million at December 31, 2023, from $89.5 million at December 31, 2022. It should be noted that $12.0 million and $13.0 million of the balances in certificate of deposit at year end 2023 and 2022, respectively, was comprised of brokered funds. Further contributing to the Company's favorable deposit growth was the addition of our two new full-service branches, one located in Savannah, Georgia, and the second in Jacksonville, Florida. While both of these new branch facilities opened in the middle of 2023, the Savannah and Jacksonville branches ended the year with $32.4 million and $34.8 million in total deposits, respectively.

Federal Home Loan Bank Advances. We had $11 million of outstanding advances from FHLB at both December 31, 2023 and 2022. The advances at year-end 2023, are longer-term fixed rate sources of funding versus the same amount of short-term funds on our balance sheet at the end of 2022.

Stockholders' Equity. Total stockholders' equity decreased $5.7 million, or 6.6%, to $79.6 million at December 31, 2023, from $85.3 million at December 31, 2022. This decrease resulted primarily from the Company's repurchase of $6.1 million of common stock during 2023. In addition, the Company declared $463,000 in cash dividends to its stockholders and had a $303,000 charge, net of deferred taxes, to its retained earnings for the adoption of ASC 326 in January of 2023. These decreases were partially offset by a $1.2 million increase in our other comprehensive income due to a $680,000 improvement in our level of net unrealized losses on our available-for-sale investment portfolio and, to a lesser extent, a $499,000 change in our unfunded pension liability. In addition, in December 2022, the Company implemented the Equity Incentive Plan. During 2023, additional paid in capital increased by $485,000 and $226,000 associated with the ongoing vesting of restricted stock and option awards, respectively. Also, the Company increased its' retained earnings through the $266,000 of net income generated during the year ended December 31, 2023.

Comparison of Operating Results for the Years Ended December 31, 2023 and 2022

General. For the year ended December 31, 2023, the Company posted net income $266,000, or $0.06 per diluted share, compared to $1.8 million of net income, or $0.36 per diluted share, earned for the year ended December 31, 2022. The decrease was due to a variety of factors. We experienced a significant rise in interest expense as the Federal Reserve increased rates multiple times during 2023, causing a corresponding increase in deposit as well as wholesale funding costs. This rise in our cost of funds out paced the increase in our level of interest income generated from our earning asset base. Furthermore, as a result of the Federal Reserve increasing short-term rates, longer term borrowing rates also increased, negatively impacting the volume of housing sales and mortgage loan refinancings. This reduction in the volume of mortgage lending, coupled with changes in our staffing, resulted in a lower level of fee income related to our secondary mortgage business. Another factor impacting our earnings was an increase in noninterest expenses associated with the ongoing expansion of our franchise as we continue to leverage our capital.

Interest Income. The Company's interest income increased $5.5 million, or 35.8%, to $20.8 million for the year ended December 31, 2023, from $15.3 million for the year ended December 31, 2022. The increase was due primarily to a $4.2 million, or 30.6%, increase in interest income on loans, driven by an increase in both the volume of and rate earned on our loan portfolio. The average balance of our loans outstanding, including loans held-for-sale, increased $47.1 million, or 15.6%, to $349.2 million for the year ended December 31, 2023, from $302.1 million for the year ended December 31, 2022. The average yield on our loans increased 60 basis points to 5.19% for the year ended December 31, 2023, from 4.59% for the year ended December 31, 2022, as new loans have gone on the books at higher rates in response to increases in market rates overall. Interest and dividend income on investment securities and interest earning deposits also increased $678,000 and $561,000, respectively. The average outstandings of our available-for-sale securities portfolio fell $1.5 million, or 3.1%, to $47.1 million for the year ended December 31, 2023, from $48.6 million for the year ended December 31, 2022. The average yield on this portfolio increased 140 basis points to 3.18% for the year ended December 31, 2023, from 1.78% for the year ended December 31, 2022. Our level of average interest-earning deposits decreased $14.9 million, or 38.9%, to $23.3 million for the year ended December 31, 2023, from $38.2 million for the year ended December 31, 2022. However, revenue generated from these funds benefited from the multiple Federal Reserve rate increases during 2023, moving the average yield on our interest-earning deposits up 331 basis points to 4.72% for the year ended December 31, 2023, from 1.41% for the year ended December 31, 2022.

Interest Expense. Interest expense was significantly impacted by an elevated interest rate environment, coupled with an increase in the level of our interest bearing liabilities used to fund our earning asset growth. Interest expense totaled $6.9 million, an increase of $5.5 million, or 407.9%, for the year ended December 31, 2023, when compared to the $1.4 million of interest expense for the year ended December 31, 2022. This increase is primarily the result of costs to attract and retain deposits after the Federal Reserve raised the Federal funds rate multiple times during 2022 and 2023. In addition, during the first quarter of 2023, two large bank failures put additional pressure on the banking industry to maintain liquidity, which came at an additional cost to ensure depositors funds were retained. This increase in rates was followed by a transition of customer deposits into higher yielding products. Specifically, during 2023, the average balance in our savings and money market accounts grew $9.5 million, or 6.9%, to $146.4 million. While the average balance in our certificate of deposit products increased $22.9 million, or 30.6%, to $97.5 million. Due primarily to rising rates, interest expense on savings and money market accounts increased $2.7 million, or 346.3%, to $3.5 million for the year ended December 31, 2023, from $776,000 for the year ended December 31, 2022. The average rate paid on our savings and money market accounts increased 179 bps to 2.36% for the year ended December 31, 2023, from 0.57% paid for the year ended December 31, 2022. Similarly, interest expense on certificates of deposit increased $2.5 million, or 546.3%, to $2.9 million for the year ended December 31, 2023, from $451,000 for the year ended December 31, 2022. The average balance outstanding of our certificates of deposit climbed $22.9 million, or 30.6%, to $97.5 million for the year ended December 31, 2023, from $74.6 million for the year ended December 31, 2022. Further, as we expanded our branch footprint into the Savannah, Georgia, and Jacksonville, Florida, markets mid-year 2023, we offered competitive deposit rates to support these new facilities. In addition, the Company utilized borrowings during the year with an average outstanding balance of $6.2 million and an average cost of 4.43% for the year ended December 31, 2023, as compared to $1.3 million of average outstandings at a rate of 4.23% for the year ended December 31, 2022. Interest expense on borrowing totaled $273,000 and $55,000 for the years ended December 31, 2023, and December 31, 2022, respectively.

Net Interest Income. Net interest income for the year ended December 31, 2023, totaling $13.9 million, remained relatively unchanged from the $14.0 million generated during the year ended December 31, 2022. While the Company was able to produce gains in the level of earning assets, as well as the yield on those assets, the need to increase the offering rates to attract and retain deposits in a highly competitive market for funding resulted in an increase in our cost of funds that outpaced our gains on the asset side of the balance sheet during 2023. Our average earning assets increased by $31.1 million, or 8.0%, to $420.9 million for the year ended December 31, 2023, from $389.8 million for the year ended December 31, 2022, due primarily to a $47.1 million increase in the average balances of our loan portfolio. In funding this asset growth, the level of our average interest-bearing liabilities grew $31.5 million, or 11.6%, to $303.9 million for the year ended December 31, 2023, from $272.4 million for the year ended December 31, 2022. While the yield on our average earning assets outstanding during 2023 grew 102 basis points to 4.95%, our cost on interest-bearing liabilities increased 177 basis points to 2.27% from 0.50% for the same twelve month period one year ago. As a result, we experienced a reduction in both our net interest spread and margin. Our net interest rate spread decreased 75 basis points to 2.68% for the year ended December 31, 2023, from 3.43% for the year ended December 31, 2022. Our net interest margin fell by 27 basis points to 3.31% for the year ended December 31, 2023, from 3.58% for the year ended December 31, 2022.

While we can not predict the timing, direction, or magnitude of future interest rates, the Company's current balance sheet is comprised primarily of longer-term fixed rate earning assets, funded by short-term interest-bearing liabilities. As a result, we believe that our net interest spread and margin will be favorably impacted in an environment where short-term funding rates come down and the yield curve regains a positive slope.

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

	For the twelve months ended December 31,
	2023			2022
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate

Interest-earning assets:
Loans receivable	$349,178	$18,130	5.19%	$302,073	$13,880	4.59%
Securities available-for-sale	47,110	1,499	3.18%	48,599	863	1.78%
Interest-earning deposits	23,340	1,101	4.72%	38,225	540	1.41%
Other interest-earning assets	1,269	86	6.78%	855	44	5.15%
Total interest-earning assets	420,897	20,816	4.95%	389,752	15,327	3.93%
Non-interest-earning assets	16,599			17,901
Total assets	$437,496			$407,653
Interest-bearing liabilities:
Savings and money market accounts	$146,439	3,463	2.36%	$136,977	776	0.57%
Interest-bearing checking accounts	53,763	241	0.45%	59,426	75	0.13%
Certificate accounts	97,513	2,915	2.99%	74,639	451	0.60%
Total interest-bearing deposits	297,715	6,619	2.22%	271,042	1,302	0.48%
Borrowings	6,167	273	4.43%	1,299	55	4.23%
Total interest-bearing liabilities	303,882	6,892	2.27%	272,341	1,357	0.50%
Non-interest-bearing liabilities	50,647			49,489
Total liabilities	354,529			321,830
Total equity	82,967			85,823
Total liabilities and equity	$437,496			$407,653
Net interest income		$13,924			$13,970
Net earning assets	$117,015			$117,411
Net interest rate spread(1)			2.68%			3.43%
Net interest margin(2)			3.31%			3.58%
Average interest-earning assets to average interest-bearing liabilities	138.51%			143.11%

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

	Year Ended December 31,
	2023 vs. 2022
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$1,725	$2,525	$4,250
Securities available-for-sale	(24)	659	635
Interest-earning deposits	(165)	726	561
Other interest-earning assets	26	17	43
Total interest-earning assets	1,562	3,927	5,489
Interest-bearing liabilities:
Savings and money market accounts	18	2,670	2,688
Interest-bearing checking accounts	(8)	174	166
Certificate accounts	930	1,533	2,463
Total interest-bearing deposits	940	4,377	5,317
Borrowings	214	4	218
Total interest-bearing liabilities	1,154	4,381	5,535
Change in net interest income	$408	$(454)	$(46)

Provision for Credit Losses. Provisions for credit losses are charged to operations to establish an allowance for credit losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for credit losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See the section entitled "Critical Accounting Estimates" in this Item 7, and the section entitled "Allowance for Credit Losses” in Item 1 of this report.

Our allowance for credit losses was $4.8 million at December 31, 2023, an increase of $475,000 when compared to the $4.4 million balance at December 31, 2022. The allowance for credit losses to total loans remained flat at 1.28% at December 31, 2023 and 2022. The allowance for credit losses covered non-performing loans 376 times at December 31, 2023, versus 787 times at December 31, 2022. The largest impaired loan in the portfolio totaled $680,000 and represented over half all non-performing loans at year end 2023. This loan is supported by a guarantee from the Small Business Administration (SBA) and management has established a specific reserve for the exposure believed to be in excess of the amount that is the responsibility of the SBA.

In January of 2023, the Company adopted ASC 326 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the periods beginning after January 1, 2023, are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The transition adjustment includes an increase in credit related reserves for funded loans of $255,000.

To the best of our knowledge, we have recorded all credit losses that are both probable and reasonable to estimate at December 31, 2023. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the OCC, as an integral part of its examination process, will periodically review our asset quality and as a result of such reviews, may recommend adjustments to our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is the responsibility of management under the supervision of the Board of Directors.

Other Income. Non-interest income information is as follows.

	For the twelve
	months ended
	December 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Service charges on deposit accounts	$548	$585	$(37)	(6.3)%
Gain on sale of loans	245	1,061	(816)	(76.9)
Other	363	307	56	18.2
Total non-interest income	$1,156	$1,953	$(797)	(40.8)%

Other income decreased $797,000, or 40.8%, to $1.2 million for the year ended 2023, when compared to the $2.0 of non-interest income generated during 2022. This decrease is primarily in response to the Federal Reserve increasing short-term rates multiple times during 2022 and 2023. As a consequence of this action by the Federal Reserve, longer term borrowing rates also increased, negatively impacting the volume of housing sales and mortgage loan refinancings. This reduction in the volume of mortgage lending, coupled with changes in our staffing, resulted in a lower level of fee income related to our secondary mortgage business. As noted in the table above, the Company realized $245,000 on the gain from the sale of loans during 2023, an $816,000 change when compared to the $1.1 million of income generated from the sale of loans in the prior year. While we continue to dedicate resources to the generation of mortgage loans to service the needs of our customers, we do not anticipate the revenue from this activity to attain levels reached in prior periods.

Other Expense. Non-interest expense information is as follows.

	For the twelve
	months ended
	December 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$8,527	$7,904	$623	7.9%
Occupancy and equipment	1,295	828	467	56.4
Advertising	399	288	111	38.5
Audit and examination	528	554	(26)	(4.7)
Checking account related expenses	122	158	(36)	(22.8)
Consulting and advisory fees	71	106	(35)	(33.0)
Data processing fees	459	509	(50)	(9.8)
Director fees	537	576	(39)	(6.8)
Legal	185	286	(101)	(35.3)
Other real estate loss/(gain) on sale and write-downs	38	132	(94)	(71.2)
Insurance	227	215	12	5.6
Other	2,143	1,820	323	17.7
Total non-interest expense	$14,531	$13,376	$1,155	8.6%

Non-interest expenses increased $1.1 million, or 8.6%, to $14.5 million for the year ended December 31, 2023, from $13.4 million for the same period ended December 31, 2022. The bulk of this increase was due to a $623,000 increase in salaries and employee benefits due principally to additions of staffing for our two new branch locations. In addition, we experienced an increase in occupancy and equipment expenses, as well as costs to promote the opening of these two new branch facilities. Occupancy and equipment expenses for 2023, totaled $1.3 million, a $467,000 or 56.4% increase over the $828,000 spent during the year ended December 31, 2022. Advertising related expenses grew $111,000 during 2023, totaling $399,000, a 38.5% increase over the $288,000 spent in 2022. Other non-interest expenses also increased as infrastructure items, such as data processing and FDIC deposit insurance, have risen with the expansion of our franchise. While some of the initial costs of opening our new Savannah, Georgia, and Jacksonville, Florida, branches will not be recurring, we do expect that the baseline of our non-interest expenses on a go-forward basis will remain above that of prior periods.

Income Tax Expense. We incurred income tax expense of $108,000 and $675,000 for the years ended December 31, 2023 and 2022, respectively, resulting in effective rates of 28.9% and 27.7%, respectively. The differences in the effective tax rates in 2023 and 2022 and the statutory federal rate of 21% are mainly due to fluctuations in pretax earnings, state income taxes and tax exempt income.

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

Net Interest Income. We analyze our sensitivity to changes in interest rates through an interest rate risk model, developed by a third-party provider. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases or decreases instantly by up to 300 basis points, in 100 point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. One basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2.0% to 3.0% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The table below sets forth, as of December 31, 2023, the calculation of the estimated changes in our Bank's net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+300	$(1,965)	(15.29)%
+200	(1,349)	(10.49)
+100	(692)	(5.38)
Level	—	—
-100	281	2.18
-200	804	6.25
-300	1,249	9.72

(1)
Assumes an immediate uniform change in interest rates at all maturities.

Economic Value of Equity. We also compute amounts by which the net present value of our Bank's assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by 300 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The tables below set forth, as of December 31, 2023, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present value of Assets(3)
Basis Point Change in Interest Rates (1)	Estimated EVE(2)	Amount	Percent	EVE Ratio(4)	Increase (Decrease) (Basis Points)
	(Dollars in thousands)
+300	$70,851	$(10,645)	(13.06)%	16.71%	(123)
+200	74,934	(6,562)	(8.05)	17.27	(67)
+100	78,657	(2,839)	(3.48)	17.72	(22)
Level	81,496	—	—	17.94	—
-100	83,095	1,599	1.96	17.89	(5)
-200	82,556	1,060	1.30	17.39	(55)
-300	78,845	(2,651)	(3.25)	16.27	(167)

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2023, in the event of an instantaneous parallel 300 basis point increase in interest rates, we would experience a 13.06% decrease in economic value of equity, and in the event of an instantaneous 300 basis point decrease in interest rates, we would experience a 3.25% decrease in economic value of equity.

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

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans and investment securities.

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta (FHLB) as well as from the Federal Reserve Bank of Atlanta's Discount Window. In addition, we have unsecured Federal Fund lines through our correspondent banking relationships. Further, we have established relationships that provide the Bank with the ability to issue brokered deposits. While we did not utilize the program, as an additional avenue to liquidity, during 2023, the Bank established the ability to borrow under the Federal Reserve's Bank Term Funding Program.

At December 31, 2023, we had the capacity to borrow up to $98.9 million under our credit line with the FHLB, and $11 million in outstanding advances. In addition, as of year end 2023, we had $24.8 million and $28.5 million of borrowing capacity through the Federal Reserve Discount Window and unsecured federal funds lines with our correspondent banks, respectively. No amounts were outstanding on these lines of credit at December 31, 2023.

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

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of our deposit base will be retained.

Our Bank's capital levels are strong, exceeded all of the regulatory requirements to be considered "well capitalized" at December 31, 2023 and 2022. Management is not aware of any conditions or events since the most recent notification that would change our category. See note 11 to the financial statements included in this Annual Report.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2023, we had outstanding commitments to originate loans of $48.6 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.

The following table is a summary of the total contractual amount of loan commitments outstanding at December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Commitments to extend credit	$11,810	$13,057
Unused lines of credit	15,174	14,870
Construction loans in process	20,887	21,262
Standby financial letters of credit	719	819
Total off-balance sheet instruments	$48,590	$50,008

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 to the Financial Statements for the years ended December 31, 2023 and 2022, for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

Item 8. Financial Statements and Supplementary Data.

TC BANCSHARES, INC AND SUBSIDIARY

235 Peachtree Street, NE 404 588 4200 Suite 1800 wipfli.com Atlanta, GA 30303

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

TC Bancshares, Inc.

Thomasville, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TC Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of allowance for credit losses as of January 1, 2023 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.

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

Estimate of allowance for credit losses – reserves related to collectively evaluated loans

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for credit losses (“ACL”) totaled approximately $4,837,000 of which approximately $4,762,000 relates to collectively evaluated loans (“general reserves”). The Company estimated the general reserves using the weighted average remaining life method. The Company considers historical loss experience, current economic and business conditions, as well as reasonable and supportable forecasts to develop the quantitative component. This quantitative component is then adjusted for qualitative environmental factors that involve significant assumptions that require a high degree of management’s judgment.

We identified management’s selection of qualitative factor adjustments, including reasonable and supportable forecasts, used in the calculation of general reserves as a critical audit matter. Management’s selection of qualitative factor adjustments, including reasonable and supportable forecasts, which are used to adjust the quantitative historical losses (both upwards and downwards), are highly subjective and could have a significant impact on the allowance for credit losses. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill and knowledge needed.

The primary audit procedures we performed to address this critical audit matter included:

•
We obtained an understanding of the relevant controls relating to the Company’s ACL calculation, including controls over the segmentation of the loan portfolio, the completeness and accuracy of data used in the calculation, the periods and assumptions used in the calculation, the determination of qualitative factors including reasonable and supportable forecasts, and the precision of management’s review and approval of the calculation and resulting estimate.

•
We tested the Company’s ACL calculation for computational accuracy.

•
We tested the completeness and accuracy of the information used by management to calculate general reserves, including evaluating the relevance and reliability of such information.

•
We evaluated management’s judgments and assumptions used in the development of the qualitative factor adjustments, including reasonable and supportable forecasts, for reasonableness, and tested the reliability of the underlying data on which these factors are based, by comparing information to source documents and external information sources.

•
We evaluated the completeness and accuracy of disclosures made within the consolidated financial statements with regards to the ACL.

We have served as the Company’s auditor since 2012.

/s/ WIPFLI LLP

Atlanta, Georgia

March 22, 2024

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

ASSETS
	December 31, 2023	December 31, 2022
Cash and due from banks	$25,039,214	$25,545,872
Certificates of deposit with other banks	—	1,739,000
Investment securities available-for-sale (amortized cost of $46,807,212 and $47,834,395; $0 allowance for credit losses)	42,964,495	43,096,552
Other investments	1,629,150	1,377,500
Mortgage loans held for sale	289,111	2,085,099
Loans	376,899,968	338,501,049
Allowance for credit losses	(4,836,878)	(4,362,178)
Net loans	372,063,090	334,138,871
Premises and equipment, net	4,782,760	3,132,282
Right-of-use asset	1,944,885	—
Other real estate owned	—	683,800
Bank owned life insurance	11,729,019	11,442,653
Accrued interest receivable and other assets	6,141,545	6,375,897

Total Assets	$466,583,269	$429,617,526

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand	$41,571,035	$38,703,612
Interest-bearing demand	52,721,981	58,873,304
Savings	164,622,926	142,045,939
Certificates of deposit	110,952,852	89,505,398
Total deposits	369,868,794	329,128,253
Federal Home Loan Bank advances	11,000,000	11,000,000
Lease liability	2,102,426	—
Accrued interest payable and other liabilities	3,977,628	4,211,439
Total liabilities	386,948,848	344,339,692

Stockholders' Equity:
Common stock, $.01 par value, 20,000,000 shares authorized as of December 31, 2023 and 2022; 4,461,667 shares and 5,049,372 shares issued as of December 31, 2023 and 2022, respectively; 4,461,667 and 4,974,200 shares outstanding as of December 31, 2023 and 2022, respectively	44,617	50,494
Additional paid in capital	43,181,994	48,267,762
Retained earnings	42,863,945	45,876,694
Accumulated other comprehensive loss	(3,125,257)	(4,305,039)
Treasury stock: -0- shares and 75,172 shares as of December 31, 2023 and 2022, respectively	—	(1,085,265)
Unearned ESOP 333,088 shares and 352,682 shares unallocated at December 31, 2023 and 2022, respectively	(3,330,878)	(3,526,812)
Total stockholders' equity	79,634,421	85,277,834
Total Liabilities and Stockholders' Equity	$466,583,269	$429,617,526

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Year Ended December 31,
	2023	2022
Interest and Dividend Income:
Interest and fees on loans	$18,129,865	$13,880,109
Interest and dividends on taxable investment securities	1,585,248	906,936
Interest on deposits with other banks and federal fund sold	1,101,382	539,993
Total interest and dividend income	20,816,495	15,327,038
Interest Expense:
Interest on deposits	6,619,095	1,301,618
Interest on borrowings	272,769	55,300
Total interest expense	6,891,864	1,356,918
Net interest income	13,924,631	13,970,120
Provision for Credit Losses	175,000	110,905
Net interest income after provision for credit losses	13,749,631	13,859,215
Other Income:
Service charges on deposits accounts	547,766	584,510
Gain on sale of loans	245,362	1,061,276
Gain on sale of fixed assets	12,086	—
Bank owned life insurance income	286,366	276,080
Other	64,163	31,137
Total other income	1,155,743	1,953,003
Other Expense:
Salaries and employee benefits	8,526,759	7,903,629
Occupancy and equipment	1,294,952	827,785
Other real estate owned, net of operations, loss on sales and write-downs	37,844	131,606
Other	4,671,764	4,513,313
Total other expense	14,531,319	13,376,333
Income Before Income Taxes	374,055	2,435,885
Income Tax Expense	108,230	675,472
Net Income	$265,825	$1,760,413

Earnings per share:
Basic	$0.06	$0.36
Diluted	$0.06	$0.36

Weighted Average Shares Outstanding:
Basic	4,783,618	4,880,723
Diluted	4,796,488	4,881,923

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Year Ended December 31,
	2023	2022
Net Income	$265,825	$1,760,413
Other Comprehensive Income (Loss),
Net of Income Taxes:
Unrealized gains (losses) on securities available-for-sale:
Holding gains (losses) arising during the period, net of taxes of $214,747 and ($1,127,099), respectively	680,379	(3,371,973)
Change in post-retirement benefit obligations, net of taxes of $167,802 and $226,917, respectively	499,403	675,335
Total other comprehensive income (loss)	1,179,782	(2,696,638)
Comprehensive Income (Loss)	$1,445,607	$(936,225)

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unearned ESOP Shares	Total
Balance, December 31, 2021	$48,984	$47,481,077	$44,613,668	$(1,608,401)	$—	$(3,722,747)	$86,812,581
Net income	—	—	1,760,413	—	—	—	1,760,413
Other comprehensive loss, net of tax	—	—	—	(2,696,638)	—	—	(2,696,638)
Restricted stock award	1,566	(1,566)	—	—	—	—	—
Amortization of unearned compensation associated with restricted stock	—	465,072	—	—	—	—	465,072
Stock based compensation	—	361,493	—	—	—	—	361,493
Repurchase of stock for tax obligation on restricted shares	(56)	(82,629)	—	—	—	—	(82,685)
Release of ESOP shares	—	44,315	—	—	—	195,935	240,250
Dividends	—	—	(497,387)	—	—	—	(497,387)
Repurchase of common stock	—	—	—	—	(1,085,265)	—	(1,085,265)
Balance, December 31, 2022	$50,494	$48,267,762	$45,876,694	$(4,305,039)	$(1,085,265)	$(3,526,812)	$85,277,834
Cumulative change in accounting principle (Note 1)	—		(302,504)	—	—	—	(302,504)
Balance, January 1, 2023	50,494	48,267,762	45,574,190	(4,305,039)	(1,085,265)	(3,526,812)	84,975,330
Net income	—	—	265,825	—	—	—	265,825
Other comprehensive income, net of tax	—	—	—	1,179,782	—	—	1,179,782
Amortization of unearned compensation associated with restricted stock	—	484,944	—	—	—	—	484,944
Stock based compensation	—	225,810	—	—	—	—	225,810
Repurchase of stock for tax obligation on restricted shares	(62)	(61,688)	(24,643)	—	—	—	(86,393)
Release of ESOP shares	—	74,651	—	—	—	195,934	270,585
Dividends	—	—	(463,076)	—	—	—	(463,076)
Repurchase of common stock				—	(6,062,999)		(6,062,999)
Retirement of common stock	(5,815)	(5,809,485)	(2,488,351)	—	7,148,264	—	(1,155,387)
Balance, December 31, 2023	$44,617	$43,181,994	$42,863,945	$(3,125,257)	$—	$(3,330,878)	$79,634,421

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2023 AND 2022

	Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$265,825	$1,760,413
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	686,348	652,727
Lease expense	157,541	—
Deferred income tax expense	113,086	683,123
Provision for credit losses	175,000	110,905
Net loss on sale of other real estate owned	30,848
(Gain) loss on sale of premises and equipment	(12,086)	583
Stock based compensation	710,754	826,565
ESOP expense	270,585	240,250
Increase in cash surrender value of bank owned life insurance	(286,366)	(276,080)
Write-down of other real estate owned	—	107,825
Gain on mortgage loans sold, net	(245,362)	(971,970)
Proceeds from the sale of mortgage loans held for sale	14,640,905	49,782,816
Originations of mortgage loans held for sale	(12,599,555)	(48,051,238)
Change in:
Accrued interest receivable and other assets	(140,985)	(1,036,576)
Accrued interest payable and other liabilities	265,592	544,335
Net cash provided by operating activities	4,032,130	4,373,678
Cash Flows from Investing Activities
Net change in interest-bearing deposits in other banks	1,739,000	1,712,000
Purchase of investment securities available-for -sale	(962,344)	(5,750,000)
Proceeds from calls, paydowns and maturities of investment securities available-for-sale	1,771,566	3,480,977
Purchase of other investments	(719,150)	(1,186,800)
Proceeds from sales of other investment	467,500	—
Net change in loans	(38,354,219)	(67,945,328)
Proceeds from sales of other real estate owned	652,952	323,475
Proceeds from sales of premises and equipment	18,500	—
Purchase of premises and equipment	(2,125,279)	(255,667)
Net cash used in investing activities	(37,511,474)	(69,621,343)
Cash Flows from Financing Activities
Net change in deposits	40,740,541	39,568,043
Proceeds from Federal Home Loan Bank advances	14,500,000	11,000,000
Repayments of Federal Home Loan Bank advances	(14,500,000)	—
Dividends	(463,076)	(497,387)
Repurchase and retirement of common stock	(7,218,386)	(1,085,265)
Repurchase of stock for tax obligation on restricted shares	(86,393)	(82,685)
Net cash provided by financing activities	32,972,686	48,902,706
Net Change in Cash and Cash Equivalents	(506,658)	(16,344,959)
Cash and Cash Equivalents, Beginning of Year	25,545,872	41,890,831
Cash and Cash Equivalents, End of Year	$25,039,214	$25,545,872
Supplement Disclosures of Cash Flow Information:
Cash paid during the period for interest	$6,454,199	$1,242,524
Cash received from tax refund	—	6,885
Non-Cash Investing and Financing Activities:
Transfer of loans to other real estate owned	$—	$—
Change in unrealized losses on securities-for-sale, net of tax	$680,379	$(3,371,973)
Change in defined benefit pension obligations, net of tax	$499,403	$675,335

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:

TC Bancshares, Inc. (the "Company") is a holding company incorporated under the laws of the State of Georgia in 2021, to serve as the holding company for TC Federal Bank (the "Bank"). The Company owns 100% of the outstanding stock of the Bank. The Bank opened in 1934 and was chartered by the Federal Home Loan Bank Board as a mutual savings and loan association owned 100% by its depositors. The Bank currently operates four branch locations; in Thomasville, and Savannah, Georgia, as well as in Tallahassee, and Jacksonville, Florida. In addition, the Bank maintains loan production offices in Tallahassee and Jacksonville, Florida. The Bank's primary lending products consist of single-family residential mortgage loans and commercial and multi-family real estate loans. Its deposit products are the primary source of funding. The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank undergoes periodic examinations by the OCC. The Company is subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve").

Basis of Presentation:

The accounting and financial reporting policies of the Company conform, in all material respects to accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. The consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-K adopted by the Securities and Exchange Commission (the “SEC”). In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for credit losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of the post-retirement obligation, and valuation allowance associated with the realization of deferred tax assets, which are based on future taxable income.

Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within 90 days. Effective March 26, 2020, the Federal Reserve eliminated reserve requirements for depository institutions. These reserve requirements are subject to annual adjustment by the Federal Reserve.

Investment Securities:

The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. As of December 31, 2023 and 2022, all of the Company's securities were classified as available-for-sale.

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

Effective January 1, 2023, the Company evaluates individual available-for-sale securities in an unrealized loss position by first determining whether the decline in fair value below the amortized cost basis of the security has resulted from a credit loss or other factors. A credit loss exists when the present value of cash flows expected to be collected from the security is less than the amortized cost basis of the security. In determining whether a credit loss exists, the Company considers the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, the industry, or geographic areas, the payment structure of the debt security, failure of the issuer to make scheduled payments, and any changes to the rating of the security. Impairment related to credit losses is recognized through an allowance for credit losses up to the amount that the fair value is less than the amortized cost basis. Changes to the allowance are recognized through earnings as a provision for (or a recovery of) credit losses. Impairment related to other factors is recognized in other comprehensive income.

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

Loans, Loan Fees and Interest Income on Loans:

Loans are stated at the principal amount outstanding, net of the allowance for credit losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans. Generally, payments on nonaccrual loans are applied to principal. Interest income on certain, well collateralized loans, may be recognized using the cash-basis method of accounting.

Loan fees, net of certain origination costs, are deferred and amortized over the lives of the respective loans.

Allowance for Credit Losses:

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic ASC 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the periods beginning after January 1, 2023, are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a cumulative effective adjustment to retained earnings of $302,504 upon adoption. The transition adjustment includes an increase in credit related reserves of $255,000 for loans plus an increase in credit related reserves of $149,000 for unfunded commitments net of a corresponding increase in deferred tax assets of $102,000.

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

e. Reserve for Unfunded Commitments

The reserve for unfunded commitments (the "Unfunded Reserve") represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The same segmentation is utilized for off-balance sheet commitments as is applied to the funded loan portfolio. The Unfunded Reserve is recognized as a liability (accrued interest payable and other liabilities in the consolidated balance sheets), with adjustments to the reserve recognized as an expense in other expenses in the consolidated statements of income. The Unfunded Reserve is determined by estimating expected future fundings, under each segment, and applying to the expected loss rates. Expected future fundings are based on historical averages of funding rates (i.e., the likelihood of draws taken) for each loan segment. We then apply the loss rates that were derived on the funded loan portfolio, by loan segment, to calculate the Unfunded Reserve.

Allowance for Loan Losses:

Prior to January 1, 2023, as described in further detail in the Company's 2022 Annual Report on Form 10-K, the Company used the incurred loss impairment model. Under this methodology, loans were charged against the allowance for loan losses when management believed that the collectability of the principal is unlikely. The allowance represented an amount which, in management's judgment, based on, among other things, historical losses and on the current economic environment, would be adequate to absorb probable losses on existing loans that may become uncollectible. Loans deemed uncollectible were charged-off and deducted from the allowance and recoveries on loans previously charged-off were added back to the allowance. Management's judgment in determining the adequacy of the allowance was based on evaluations of the collectability of loans. These evaluations took into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans.

Mortgage Loans Held for Sale:

The Bank sells mortgage loans for an amount equal to the principal amount of loans with yields to investors based upon current market rates. Realized gains and losses related to loan sales are included in gains on sale of loans and are determined using the specific identification method. For financial reporting purposes, the Bank classifies a portion of its loans as “Mortgage loans held for sale”. Included in this category are loans which the Bank has the current intent to sell and loans which are available to be sold in the event the Bank determines that loans should be sold to support the Bank’s investment and liquidity objectives. Loans included in this category for which the Bank has the current intention to sell are recorded at the lower of the aggregate cost or fair value. As of December 31, 2023 and 2022, the Bank had $289,111 and $2.1 million, respectively, in loans classified as “Mortgage loans held for sale.”

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

Leases:

ASC 842, “Leases” (“ASC 842”) requires a lessee to recognize a right-of-use asset and a lease liability for all leases with a term greater than 12 months on its consolidated balance sheet regardless of whether the lease is classified as financing or operating.

All of the Company's lessee arrangements are operating leases, being real estate leases for Company facilities. Under these arrangements, the Company records right-of-use assets and corresponding lease liabilities, each of which is based on the present value of the remaining lease payments discounted using the risk-free rate practical expedient allowable under ASC 842. Right-of-use assets and the related lease liabilities are reported on separate line items on the consolidated balance sheets. All leases are recorded on the consolidated balance sheet except for leases with an initial term less than 12 months for which the Company elected short-term lease recognition under ASC 842. Lease terms may contain renewal and extension options and early termination features. Many leases include one or more options to renew, with renewal terms that can extend the lease term from one to ten years or more. The exercise of lease renewal options is at the Company's sole discretion. Renewal options which are reasonably certain to be exercised in the future were included in the measurement of right-of-use assets and lease liabilities.

Lease expense is recognized on a straight-line basis over the lease term and is recorded in the “Occupancy and equipment” line item in the consolidated statements of operations. The Company does not have any material sublease agreements currently in place.

Advertising Costs:

Advertising costs are expensed as incurred.

Other Real Estate Owned:

Other real estate owned ("OREO") represents properties acquired through or by deed in lieu of loan foreclosure and is initially recorded at fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for credit losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. As of December 31, 2023, the Company had no OREO on its books and had $684,000 of OREO at year end 2022.

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

In connection with the Company's initial public stock offering, the ESOP borrowed $3.9 million payable to the Company for the purpose of purchasing shares of the Company's common stock. A total of 391,868 shares were purchased with the loan proceeds. The residual balance of unearned ESOP shares are reflected as a reduction of stockholders' equity on the Company's balance sheet.

Equity Incentive Plan:

On September 21, 2022, the Company's stockholders approved the TC Bancshares, Inc. 2022 Equity Incentive Plan ("Equity Plan") which provides for the grant of stock options, restricted stock awards and other equity awards to our officers, employees, directors, advisors, and consultants. During the year ended December 31, 2023, no stock options were granted under the Equity Plan, while 357,510 stock options were granted during the year ended December 31, 2022. In addition, no restricted stock awards were granted during the year ended December 31, 2023, while 156,590 restricted stock awards were granted during the year ended December 31, 2022. During the years ended December 31, 2023, and 2022, there were 30,998 and 32,598 restricted stock awards that vested, respectively, and there were 92,994 unvested as of December 31, 2023.

Stock Based Compensation:

The Company accounts for its stock-based compensation plan using a fair value-based method of accounting, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

Revenue from Contracts with Customers:

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Accounting Standards Codification (“ASC”) Topic 606”) (“ASU 2014-09”) focuses on revenues from contracts earned over time. Fee income is generally earned over a short period of time, such as monthly, or is earned concurrently with a specific transaction. The Company records a gain or loss from the sale of other real estate owned (“OREO”) when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. There are no ASC Topic 606 implications unless the Company finances the sale of the OREO property. ASC Topic 606 could change the timing of revenue recognition in the case of seller financing. The Company's other revenue streams are outside the scope of ASC Topic 606.

Comprehensive Income (Loss):

The Company has elected to present comprehensive income (loss) in a separate statement of comprehensive income (loss). Accumulated other comprehensive income (loss) includes the net of tax effect of unrealized gains (losses) on securities available-for-sale and the unfunded post-retirement benefit obligation of the Company’s defined benefit plans.

Treasury Stock:

Treasury stock is accounted for by the cost method. Subsequent reissuances are accounted for at average cost. It is the current practice of the Company to retire shares as they are repurchased. See Note 14 for further discussion.

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

Recent Issued Not Yet Effective Accounting Pronouncements:

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

NOTE 2 - INVESTMENT SECURITIES

Investment securities available-for-sale at December 31, 2023 and 2022 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Fair Value as % of Total
December 31, 2023-
US treasuries	$10,089,682	$—	$555,847	$9,533,835	22%
Mortgage-backed securities	10,157,271	43,157	787,592	9,412,836	22%
Collateralized mortgage obligations	14,676,623	—	722,772	13,953,851	33%
Municipal bonds	8,758,636	—	1,292,743	7,465,893	17%
Corporate obligations	3,125,000	—	526,920	2,598,080	6%
	$46,807,212	$43,157	$3,885,874	$42,964,495	100%

December 31, 2022-
US treasuries	$10,115,310	$—	$790,778	$9,324,532	22%
Mortgage-backed securities	9,618,355	—	886,322	8,732,033	20%
Collateralized mortgage obligations	15,713,313	—	869,283	14,844,030	35%
Municipal bonds	8,762,417	—	1,733,506	7,028,911	16%
Corporate obligations	3,625,000	—	457,954	3,167,046	7%
	$47,834,395	$—	$4,737,843	$43,096,552	100%

The following outlines the unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Unrealized loss for less than 12 months:
US treasuries	$—	$—	$4,863,478	$142,541
Mortgage-backed securities	—	—	3,004,339	304,844
Collateralized mortgage obligations	—	—	5,558,664	329,329
Municipal bonds	—	—	—	—
Corporate obligations	—	—	651,464	98,536
Total less than 12 months	$—	$—	$14,077,945	$875,250
Unrealized loss for more than 12 months:
US treasuries	9,533,835	555,847	4,461,054	648,237
Mortgage-backed securities	8,406,330	787,592	5,727,694	581,478
Collateralized mortgage obligations	13,953,851	722,772	9,285,366	539,954
Municipal bonds	7,465,893	1,292,743	7,028,911	1,733,506
Corporate obligations	2,598,080	526,920	2,515,582	359,418
Total more than 12 months	41,957,989	3,885,874	29,018,607	3,862,593
Total	$41,957,989	$3,885,874	$43,096,552	$4,737,843

At December 31, 2023 and 2022, unrealized losses in the investment portfolio related to debt securities. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades or the repayment sources of principal and interest are backed by government entities. At December 31, 2023, five of five US treasuries, 14 of 16 mortgage-backed securities, 13 of 13 collateralized mortgage obligations, nine of nine municipals and six of six corporate obligations contained unrealized losses. At December 31, 2022, all 48 securities contained unrealized losses. The Bank does not intend to sell the investments and it is not likely that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

As of December 31, 2023, no ACL has been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our AFS securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as AFS in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

As of December 31, 2023 and 2022, accrued interest on investment securities was approximately $214,000 and $211,000, respectively.

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Investment securities with maturities -
Within 1 year	$5,000,845	$4,970,749
1 to 5 years	6,094,486	5,446,465
5 to 10 years	10,877,987	9,180,594
Over 10 years
Mortgage-backed securities and collateralized mortgage obligations	24,833,894	23,366,687
Total	$46,807,212	$42,964,495

The Bank did not sell any investment securities available-for-sale during 2023 or 2022. Securities with market values of approximately $2.0 million and $197,000 at December 31, 2023 and 2022, respectively, were pledged to secure public deposits.

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans, by purpose code, at December 31, 2023 and 2022, are summarized as follows:

	December 31, 2023	Percent	December 31, 2022	Percent
Real estate loans:
Residential	$148,533,603	39.29%	$138,275,923	40.72%
Home equity	11,099,027	2.94%	12,410,820	3.65%
Multi-family	19,137,789	5.06%	19,649,491	5.79%
Commercial	123,572,774	32.69%	116,109,590	34.19%
Construction and land development	55,461,430	14.67%	28,660,635	8.44%
Total real estate loans	357,804,623		315,106,459
Consumer loans	3,345,453	0.88%	846,717	0.25%
Commercial and industrial loans	16,918,558	4.47%	23,644,426	6.96%
Total loans	378,068,634	100.00%	339,597,602	100.00%
Less: Allowance for credit losses	4,836,878		4,362,178
Deferred loan fees	1,168,666		1,096,553
Loans, net	$372,063,090		$334,138,871

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

Real Estate - Multi-family: Multi-family loans consist of loans to finance real estate purchases, refinancings, expansions and improvements to multifamily properties. These loans may be secured by, but are not limited to, first liens on apartments, mobile home parks or other multi-family properties primarily located within the Company's market areas. The Company's underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s and borrower’s related entities’ financial condition, and a detailed analysis of the borrower’s underlying cash flows. Multi-family loans are larger than residential or home equity loans and involve greater credit risk. The repayment of these loans largely depends on the results of operations and management of these properties. Adverse economic conditions also affect the repayment ability to a greater extent than residential or home equity real estate loans.

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

As of December 31, 2023 and 2022, accrued interest on loans was approximately $1.4 million and $1.1 million, respectively.

Allowance for Credit Losses:

The Company's estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The following tables present the activity in the ACL by class of loans for year ended December 31, 2023, and the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2022.

	Real Estate Loans
	Residential	Home Equity	Multi-family	Commercial	Construction and Land Development	Consumer loans	Commercial and Industrial loans	Unallocated	Total
	Year Ended December 31, 2023
Allowance for credit losses:
Beginning balance	$1,960,955	$186,733	$225,869	$1,632,241	$264,589	$615	$81,182	$9,994	$4,362,178
ASC 326 adoption	1,028,700	(27,875)	(68,217)	(694,135)	(102,349)	48,540	80,330	(9,994)	255,000
Charge-offs	—	—	—	—	—	(33,879)	(77,940)	—	(111,819)
Recoveries	36,000	—	—	—	22,690	2,897	94,932	—	156,519
Provision	52,197	(41,142)	(75,359)	154,031	121,219	9,757	(45,703)	—	175,000
Balance at December 31, 2023	$3,077,852	$117,716	$82,293	$1,092,137	$306,149	$27,930	$132,801	$—	$4,836,878

	Year Ended December 31, 2022
Allowance for loan losses:
Beginning balance	$1,468,649	$174,579	$288,455	$1,757,794	$350,586	$1,798	$109,724	$32,014	$4,183,599
Charge-offs	(2,842)	—	—	—	—	(64,612)	—	—	(67,454)
Recoveries	53,026	—	—	—	11,345	6,884	63,873	—	135,128
Provision	442,122	12,154	(62,586)	(125,553)	(97,342)	56,545	(92,415)	(22,020)	110,905
Balance at December 31, 2022	$1,960,955	$186,733	$225,869	$1,632,241	$264,589	$615	$81,182	$9,994	$4,362,178

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

The following tables present information relative to individually and collectively evaluated loans by portfolio segment as of December 31, 2023 and 2022:

	Loans		Allowance for credit losses
	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
December 31, 2023 -
Real estate loans:
Residential	$512,611	$148,020,992	$—	$3,077,852
Home equity	47,078	11,051,949	4,986	112,730
Multi-family	—	19,137,789	—	82,293
Commercial	—	123,572,774	—	1,092,137
Construction and development	—	55,461,430	—	306,149
Total real estate loans	559,689	357,244,934	4,986	4,671,161
Consumer loans	—	3,345,453	—	27,930
Commercial and industrial loans	728,483	16,190,075	69,660	63,141
Total	$1,288,172	$376,780,462	$74,646	$4,762,232
December 31, 2022 -
Real estate loans:
Residential	$1,037,428	$137,238,495	$—	$1,960,955
Home equity	—	12,410,820	—	186,733
Multi-family	—	19,649,491	—	225,869
Commercial	57,000	116,052,590	—	1,632,241
Construction and development	43,388	28,617,247	—	264,589
Total real estate loans	1,137,816	313,968,643	—	4,270,387
Consumer loans	—	846,717	—	615
Commercial and industrial loans	—	23,644,426	—	81,182
Unallocated	—	—	—	9,994
Total	$1,137,816	$338,459,786	$—	$4,362,178

Collateral-Dependent Loans:

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents collateral dependent loans by portfolio segment and collateral type, including those loans with and without a related allowance allocation as of December 31, 2023.

	Collateral Type
	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
December 31, 2023 -
Real estate loans:
Residential	$512,611	$—	$512,611	$512,611	$—	$—
Home equity	47,078	—	47,078	29,078	18,000	4,986
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Total real estate loans	559,689	—	559,689	541,689	18,000	4,986
Consumer loans	—	—	—	—	—	—
Commercial and industrial loans	—	728,483	728,483	48,536	679,947	69,660
Total	$559,689	$728,483	$1,288,172	$590,225	$697,947	$74,646

Impaired Loans:

The following table presents impaired loans by class of loans as of December 31, 2022:

	Recorded Investment	Principal Balance	Related Allowance
December 31, 2022 -
Impaired loans with related allowance:
Real estate loans:
Residential	$—	$—	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	—	—	—
Construction and land development	—	—	—
Total real estate loans	—	—	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$—	$—	$—
Impaired loans without related allowance:
Real estate loans:
Residential	$1,037,428	$1,037,428	$—
Home equity	—	—	—
Multi-family	—	—	—
Commercial	57,000	57,000	—
Construction and land development	43,388	43,388	—
Total real estate loans	1,137,816	1,137,816	—
Consumer loans	—	—	—
Commercial and industrial loans	—	—	—
Total	$1,137,816	$1,137,816	$—

Past Due and Nonaccrual Loans:

The following tables present the aging of the recorded investment in past due loans and nonaccrual loans as of December 31, 2023 and 2022, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Non-accrual
December 31, 2023 -
Real estate loans:
Residential	$153,793	$89,089	$11,951	$254,833	$148,278,770	$148,533,603	$512,611
Home equity	—	—	47,078	47,078	11,051,949	11,099,027	47,078
Multi-family	—	—	—	—	19,137,789	19,137,789	—
Commercial	—	—	—	—	123,572,774	123,572,774	—
Construction and land development	—	—	—	—	55,461,430	55,461,430	—
Total real estate loans	153,793	89,089	59,029	301,911	357,502,712	357,804,623	559,689
Consumer loans	—	993	—	993	3,344,460	3,345,453	—
Commercial and industrial loans	—	—	—	—	16,918,558	16,918,558	728,483
	$153,793	$90,082	$59,029	$302,904	$377,765,730	$378,068,634	$1,288,172
December 31, 2022 -
Real estate loans:
Residential	$221,100	$—	$31,541	$252,641	$138,023,282	$138,275,923	$453,749
Home equity	24,968	57,266	—	82,234	12,328,586	12,410,820	—
Multi-family	—	—	—	—	19,649,491	19,649,491	—
Commercial	—	—	57,000	57,000	116,052,590	116,109,590	57,000
Construction and land development	—	—	—	—	28,660,635	28,660,635	43,388
Total real estate loans	246,068	57,266	88,541	391,875	314,714,584	315,106,459	554,137
Consumer loans	5,718	—	—	5,718	840,999	846,717	—
Commercial and industrial loans	—	—	—	—	23,644,426	23,644,426	—
	$251,786	$57,266	$88,541	$397,593	$339,200,009	$339,597,602	$554,137

As of December 31, 2023 and 2022, there were no loans greater than 90 days past due and still accruing.

As of December 31, 2023, there was one nonaccrual commercial and industrial loan with a balance of $680,000 that had a related specific allowance of $70,000. In addition, there was one nonaccrual home equity loan with a balance of $18,000 that had a related specific allowance of $5,000. As of December 31, 2022, there were no nonaccrual loans with a related allowance.

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

A loan that is considered a restructured loan may be subject to the individually evaluated loan analysis; otherwise, the restructured loan remains in the appropriate segment in the ACL model and associated reserves are adjusted based on changes in the discounted cash flows resulting from the modification of the restructured loan. For a discussion with respect to reserve calculations regarding individually evaluated loans refer to the Assets Recorded at Fair Value on a Nonrecurring Basis section of Note 13, Fair Value Measurement, in the Notes to Consolidated Financial Statements.

Since the adoption of ASU 2022-02 and during year ended December 31, 2023, the Company has modified one loan for a borrower experiencing financial difficulty. This modification involved a payment deferral, which was considered to be in the best interest of all parties involved, as we believe this will allow the customer to fulfill their financial obligation. As of December 31, 2023, this loan had an outstanding balance of $680,000 and a specific reserve of $70,000. This loan was less than 30 days past due as of December 31, 2023. No loans that were modified since the adoption of ASU 2022-02 subsequently defaulted during the year ended December 31, 2023.

Prior to our adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as TDRs. The Company had identified six loans as TDRs prior to the adoption of ASU 2022-02. These loans had a total outstanding principal balance of $341,000 at the end of 2023. Two of these loans, totaling $50,000, were included in individually analyzed loans and were nonaccruing at December 31, 2023. During the year ended December 31, 2022, the Company did not modify any loans as a TDR prior to the adoption of ASU 2022-02. No loans that were modified as a TDR prior to the adoption of ASU 2022-02 subsequently defaulted during the years ended December 31, 2023 and 2022.

The Company may offer various types of concessions when modifying a loan. Concessions made to the original contractual term of the loan typically consisted of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of the restructure, and there were no commitments to lend additional funds to the borrower during the years ended December 31, 2023 and 2022.

Credit Quality:

The Company categorized loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a continuous basis. The Company uses the following definitions for its risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of December 31, 2023 and 2022, and based on the most recent analysis performed, the risk category of loans by class of loans and origination year is as follows:

	Amortized cost basis by origination year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
December 31, 2023 -
Real estate loans:
Residential
Pass	$14,694,776	$57,063,833	$23,699,662	$12,943,574	$5,972,902	$31,534,700	$1,162,823	$147,072,270
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	595,374	—	103,571	103,813	358,575	300,000	1,461,333
Total residential	14,694,776	57,659,207	23,699,662	13,047,145	6,076,715	31,893,275	1,462,823	148,533,603
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Home equity
Pass	—	—	—	—	—	—	11,051,949	11,051,949
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	47,078	47,078
Total home equity	—	—	—	—	—	—	11,099,027	11,099,027
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	700,663	954,603	3,763,531	6,310,552	879,044	6,529,396	—	19,137,789
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multi-family	700,663	954,603	3,763,531	6,310,552	879,044	6,529,396	—	19,137,789
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Commercial
Pass	21,791,642	15,233,118	24,305,955	13,608,050	19,709,850	20,421,922	74,946	115,145,483
Special Mention	—	—	—	—	—	3,605,149	—	3,605,149
Substandard	—	—	491,804	2,742,136	—	—	1,588,202	4,822,142
Total commercial	21,791,642	15,233,118	24,797,759	16,350,186	19,709,850	24,027,071	1,663,148	123,572,774
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Construction and land development
Pass	25,084,297	9,150,217	8,140,282	53,356	31,944	2,118,212	10,821,270	55,399,578
Special Mention	—	—	—	—	—	10,416	—	10,416
Substandard	—	—	—	—	—	51,436	—	51,436
Total construction and land development	25,084,297	9,150,217	8,140,282	53,356	31,944	2,180,064	10,821,270	55,461,430
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Total real estate loans	62,271,378	82,997,145	60,401,234	35,761,239	26,697,553	64,629,806	25,046,268	357,804,623
Consumer loans
Pass	2,813,398	313,560	68,213	42,768	43,689	23,673	40,152	3,345,453
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	2,813,398	313,560	68,213	42,768	43,689	23,673	40,152	3,345,453
YTD Gross Charge-offs	28,198	5,681	—	—	—	—	—	33,879
Commercial and industrial loans
Pass	2,168,653	2,730,858	1,272,875	1,546,208	334,685	881,462	3,589,607	12,524,348
Special Mention	288,188	—	2,596,029	—	—	—	—	2,884,217
Substandard	105,369	1,356,088	—	—	—	—	48,536	1,509,993
Total commercial and industrial loans	2,562,210	4,086,946	3,868,904	1,546,208	334,685	881,462	3,638,143	16,918,558
YTD Gross Charge-offs	—	77,940	—	—	—	—	—	77,940
	$67,646,986	$87,397,651	$64,338,351	$37,350,215	$27,075,927	$65,534,941	$28,724,563	$378,068,634
YTD Gross Charge-offs	$28,198	$83,621	$—	$—	$—	$—	$—	$111,819

	Amortized cost basis by origination year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
December 31, 2022 -
Real estate loans:
Residential
Pass	$55,675,718	$23,257,720	$15,631,663	$6,621,692	$10,117,299	$24,476,586	$808,788	$136,589,466
Special Mention	—	—	—	—	—	447,915	—	447,915
Substandard	—	—	35,877	148,167	—	1,054,498	—	1,238,542
Total residential	55,675,718	23,257,720	15,667,540	6,769,859	10,117,299	25,978,999	808,788	138,275,923
YTD Gross Charge-offs	—	—	—	—	—	2,842	—	2,842
Home equity
Pass	—	—	—	—	—	—	12,410,820	12,410,820
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total home equity	—	—	—	—	—	—	12,410,820	12,410,820
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	981,012	3,980,555	6,502,688	1,144,252	824,352	6,216,632	—	19,649,491
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multi-family	981,012	3,980,555	6,502,688	1,144,252	824,352	6,216,632	—	19,649,491
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Commercial
Pass	17,015,862	24,161,625	16,280,144	20,633,262	15,229,764	10,029,237	2,558,280	105,908,174
Special Mention	—	675,000	—	2,713,589	—	3,947,084	—	7,335,673
Substandard	—	57,000	2,808,743	—	—	—	—	2,865,743
Total commercial	17,015,862	24,893,625	19,088,887	23,346,851	15,229,764	13,976,321	2,558,280	116,109,590
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Construction and land development
Pass	8,154,115	10,736,254	58,143	37,012	208,365	1,152,037	8,187,617	28,533,543
Special Mention	—	—	—	—	—	20,263	—	20,263
Substandard	43,388	—	—	—	—	63,441	—	106,829
Total construction and land development	8,197,503	10,736,254	58,143	37,012	208,365	1,235,741	8,187,617	28,660,635
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Total real estate loans	81,870,095	62,868,154	41,317,258	31,297,974	26,379,780	47,407,693	23,965,505	315,106,459
Consumer loans
Pass	483,151	93,947	92,795	98,284	13,238	28,939	36,363	846,717
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	483,151	93,947	92,795	98,284	13,238	28,939	36,363	846,717
YTD Gross Charge-offs	55,979	8,633	—	—	—	—	—	64,612
Commercial and industrial loans
Pass	5,392,327	4,836,577	1,846,412	587,718	879,754	566,733	9,534,905	23,644,426
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total commercial and industrial loans	5,392,327	4,836,577	1,846,412	587,718	879,754	566,733	9,534,905	23,644,426
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
	$87,745,573	$67,798,678	$43,256,465	$31,983,976	$27,272,772	$48,003,365	$33,536,773	$339,597,602
YTD Gross Charge-offs	$55,979	$8,633	$—	$—	$—	$2,842	$—	$67,454
There were no loans classified in the "doubtful" or "loss" risk rating categories as of the periods ended December 31, 2023 and 2022.

NOTE 4 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023	December 31, 2022
Land	$181,212	$181,212
Buildings and improvements	4,875,553	4,842,489
Furniture and equipment	2,827,215	1,988,527
Leasehold improvements	1,214,628	16,675
Automobiles	92,956	56,845
	9,191,564	7,085,748
Less: Accumulated depreciation and amortization	4,408,804	3,953,466
Premises and equipment, net	$4,782,760	$3,132,282

Depreciation expense was approximately $468,000 and $348,000 for the years ended December 31, 2023 and 2022, respectively.

NOTE 5 - LEASES

The Company leases four locations with obligations which expire from 2024 to 2033. As of December 31, 2023, right-of-use assets and the related lease liabilities related to operating leases totaled $1.9 million and $2.1 million, respectively, with total operating lease expense of $236,000 for 2023.

The following table presents supplemental information pertaining to operating leases as of and for the year ended December 31, 2023:

Operating cash flows from operating leases	$73,777
ROU assets obtained in exchange for new operating lease liabilities	$2,096,531
Weighted-average remaining lease term in years for operating leases	9.06
Weighted-average discount rate for operating leases	4.41%

The following table presents the maturities of the Company's lease liabilities and the present value discount at December 31, 2023:

2024	$273,788
2025	295,557
2026	281,405
2027	248,400
2028	255,330
Thereafter	1,206,671
Total undiscounted cash flows	2,561,151
Less: present value discount	(458,725)
Total lease liabilities	$2,102,426

NOTE 6 - CERTIFICATES OF DEPOSIT

The aggregate amount of certificates of deposit, that exceed the FDIC insurance limit of $250,000, were approximately $23.6 million at December 31, 2023 and $11.5 million at December 31, 2022.

At December 31, 2023, the scheduled maturities of certificates of deposit were as follows:

2024	$100,612,079
2025	8,862,525
2026	802,047
2027	404,604
2028	250,943
Thereafter	20,654
$110,952,852

Certificates of deposit that are scheduled to mature in less than one year from December 31, 2023 totaled $100.6 million.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

The following advances from the Federal Home Loan Bank ("FHLB:) were outstanding as of December 31, 2023 and 2022:

Advance Date	Amount	Rate	Interest Rate	Maturity	Call Feature
December 31, 2023 -
May 16, 2023	$5,000,000	Fixed	4.00%	May 15, 2026	N/A
November 16, 2023	3,000,000	Fixed	4.77%	November 16, 2026	N/A
November 16, 2023	3,000,000	Fixed	4.68%	November 16, 2027	N/A
	$11,000,000
December 31, 2022 -
November 18, 2022	$11,000,000	Fixed	4.57%	November 20, 2023	N/A

The FHLB advances are collateralized by the Company's FHLB stock and a blanket lien on certain loans with a lendable collateral value of $80.8 million and $56.4 million at December 31, 2023 and 2022, respectively. Given its pledged collateral position, the Company had approximately $69.8 million and $45.4 million in borrowing capacity with the FHLB at December 31, 2023 and 2022, respectively.

Unsecured federal funds lines of credit totaling $28.5 million were available to the Company for overnight borrowing through correspondent banks at December 31, 2023 and 2022. The Company also had approximately $24.8 million and $5.8 million in available borrowing capacity through the Federal Reserve Bank of Atlanta at December 31, 2023 and 2022, respectively. There were no borrowings against either of these facilities at December 31, 2023 or 2022. The available borrowing capacity with the Federal Reserve Bank is collateralized by a blanket lien on certain loans with a carrying value of approximately $35.2 million and $8.4 million at December 31, 2023 and 2022, respectively.

NOTE 8 - INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Current - Alternative minimum tax	$(4,856)	$(7,651)
Deferred	(128,075)	98,260
Utilization of operating loss carryforward	264,776	614,475
Change in valuation allowance	(23,615)	(29,612)
	$108,230	$675,472

The difference between the actual income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31, 2023 and 2022, is as follows:

	2023	2022
Pretax income at statutory rate	$78,552	$511,536
Add (deduct):
State income tax expense, net of federal benefit	10,465	99,166
Tax-exempt income	(60,137)	(57,977)
Stock based compensation	36,537	74,747
Change in valuation allowance	(23,615)	(29,612)
Other	66,428	77,612
	$108,230	$675,472

The following summarizes the sources and expected tax consequences of future taxable deductions or income, which comprise the net deferred tax asset, which is included as a component of other assets at December 31, 2023 and 2022:

	2023	2022
Deferred income tax assets:
Deferred compensation	$418,877	$363,195
Net operating loss carryforward	454,302	719,078
Other real estate owned	—	36,452
State tax credits	144,994	168,609
Defined benefit obligations (non-qualified)	114,854	279,483
Accrued bonuses	74,274	—
Non-accrual loans	78,240	64,818
Frozen pension accrual (tax qualified)	275,052	265,252
Unrealized loss on investment securities available-for-sale	976,819	1,191,567
Right of use asset/lease liability	40,052	—
Allowance for credit losses	15,655	—
Unfunded loan commitments	35,536	—
Other	25,314	4,836
Total gross deferred tax assets	2,653,969	3,093,290
Less: Valuation allowance	(144,994)	(168,609)
Net deferred tax asset	2,508,975	2,924,681
Deferred income tax liabilities:
Premises and equipment	12,331	6,832
Allowance for loan losses	—	92,649
Director fee plan	27,708	24,535
Other	24,389	—
Total gross deferred tax liabilities	64,428	124,016
Net deferred tax asset	$2,444,547	$2,800,665

The future tax consequences of the differences between the financial reporting and tax basis of the Company's assets and liabilities resulted in a net deferred tax asset. A valuation allowance in the amount of $145,000 and $169,000 as of December 31, 2023 and 2022, respectively, was established as these deferred tax assets relate to state tax credit carryforwards that will likely expire prior to realization. As of December 31, 2023, the Company had federal net operating loss carryforwards of approximately $1.5 million and state net operating loss carryforwards of approximately $3.2 million, which will begin to expire in 2031 unless previously utilized.

NOTE 9 - COMMITMENTS

Credit Related Financial Instruments:

In the normal course of business the Company is party to off-balance financial instruments to help meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. In most cases, the Company requires collateral or other security to support financial instruments with credit risk.

	December 31, 2023	December 31, 2022
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$47,871,000	$49,189,000
Stand-by letters of credit	$719,000	$819,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, or personal property.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to businesses within the Company’s trade area.

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds real estate and assignments of deposit accounts as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for these commitments at December 31, 2023 and 2022 varies.

The Company maintain an ACL on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the balance sheet within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The allowance for credit losses on unfunded commitments was $140,000 at December 31, 2023. Prior to January 1, 2023, the Company calculated allowance for losses on unfunded loan commitments using an incurred loss methodology.

NOTE 10 - RELATED PARTY TRANSACTIONS

In the normal course of business, officers and directors of the Company and the Bank, and certain business organizations and individuals associated with them, maintain a variety of relationships with the Bank. Transactions with officers and directors are made on terms comparable to those available to other Bank customers. At December 31, 2023 and 2022, deposits from directors, executive officers, and their related interests aggregated approximately $2.4 million and $753,000, respectively. The following summary reflects related party loan activity during 2023 and 2022.

	2023	2022
Beginning balance	$493,989	$364,810
New loans and advancements	—	319,453
Repayments	(43,712)	(190,274)
Ending Balance	$450,277	$493,989

NOTE 11 - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total common equity Tier 1, total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2023 and 2022, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2023 and 2022, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios, and minimum amounts under current regulatory standards, as of December 31, 2023 and 2022, are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2023:
Common Equity Tier 1 Capital to Risk- Weighted Assets	$68,463	19.71%	$15,631	4.50%	$22,578	6.50%
Total Capital to Risk- Weighted Assets	$72,812	20.96%	$27,788	8.00%	$34,735	10.00%
Tier 1 Capital to Risk- Weighted Assets	$68,463	19.71%	$20,841	6.00%	$27,788	8.00%
Tier I Capital to Average Assets	$68,463	15.16%	$18,068	4.00%	$22,585	5.00%
December 31, 2022:
Common Equity Tier 1 Capital to Risk- Weighted Assets	$67,153	21.32%	$14,172	4.50%	$20,470	6.50%
Total Capital to Risk- Weighted Assets	$71,094	22.57%	$25,194	8.00%	$31,492	10.00%
Tier 1 Capital to Risk- Weighted Assets	$67,153	21.32%	$18,895	6.00%	$25,194	8.00%
Tier I Capital to Average Assets	$67,153	16.22%	$16,558	4.00%	$20,697	5.00%

NOTE 12 - EMPLOYEE BENEFIT PLANS

401(k):

The Bank sponsors a 401(k) plan. The 401(k) plan covers substantially all employees and provides for an employer matching contribution based on a percentage of salary contributed to the plan. The Bank contributed approximately $169,000 and $193,000 to the 401(k) plan during 2023 and 2022, respectively.

Supplemental Executive Retirement Plans:

During 2019, the Bank entered into supplemental executive retirement agreements (each, a “SERP”) with certain of its officers whereby a specified monthly benefit is payable upon a normal retirement for a period of 10 years. Each SERP is a nonqualified deferred compensation arrangement that conditions payment of the full normal retirement benefit upon an officer’s attaining normal retirement age while in the service of the Bank. Otherwise, the retirement benefit is earned over time and, with the exception of the SERPs for a former and a current executive officer, is subject to a ten-year vesting schedule. Moreover, the amount and timing of payment of the retirement benefit may vary depending upon the circumstances of an officer’s earlier termination of employment, including death, disability, or in connection with a change in control. The retirement benefit is forfeited in the event of a termination of employment for cause or if grounds exist for such a termination. The earnings on life insurance policies owned by the Bank partially offset the expenses associated with the offering of the SERPs and other employee benefits. The cash surrender value on these insurance policies was approximately $11.7 million and $11.4 million as of December 31, 2023 and 2022, respectively. Additionally, at December 31, 2023 and 2022, the Bank has recorded a liability for the present value of the future retirement benefits of approximately $876,000 and $913,000, respectively, to be paid under the SERPs. Expense for the SERPs was approximately $183,000 and $272,000 for the years ended December 31, 2023 and 2022, respectively. In determining the SERPs obligation for 2023 and 2022, the discount rate used was 4.00% and 4.74%, respectively.

Director Deferred Fee Practice:

The Bank has maintained a discretionary practice of paying a retirement benefit to eligible non-employee directors who attain at least age 70 in the service of the Bank with at least 15 years of service to their credit. Under this practice, each eligible retired director received a monthly benefit in the amount of $825. In anticipation of the Reorganization, the Bank decided to formalize and revise this practice in 2020. The Bank has relinquished its discretion over the practice with respect to eligible retired directors and current non-employee directors who satisfied the eligibility criteria for the benefit as of December 31, 2019. The normal retirement benefit for this group will be a monthly benefit in the amount of $825 a month for the remaining life of the director. With respect to all other non-employee directors serving as of December 31, 2019, the amount of the normal monthly benefit will remain unchanged, but will be paid over a period of 10 years following retirement or, if less, the director’s remaining lifetime. The eligibility criteria for this group has been changed to the attainment of at least age 65 with at least 10 years of service. No future non-employee director will be eligible for a benefit under this formalized plan. The Bank has recorded and will continue to record a liability for these payments as post-retirement defined benefit obligations. The Bank recognized current year expense of $30,000 and $42,000 during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Bank had a projected defined benefit obligation of approximately $415,000 and $433,000, respectively, assuming the continuation of its then existing practice. The discount rate used in determining the accumulated post-retirement defined benefit obligation was 4.54% in 2023, and 4.74% in 2022. As of December 31, 2023, the Company had $82,000 included in other comprehensive income associated with this plan,

Tax-Qualified Frozen Defined Benefit Pension Plan:

The Bank also sponsors a tax-qualified defined benefit retirement plan. Effective March 31, 2019, eligibility for the plan was frozen so that no employee who was not then a participant in the plan could later become a participant and to freeze benefit accruals for all existing participants. For existing participants, the plan provides for retirement payments based on a formula using a participant’s years of creditable service and highest three years of annual compensation. Retirees age 66 and older are also eligible for an annual supplemental payment equal to one percent of their monthly benefit multiplied by the number of their retirement years beyond age 65. Participants who entered the plan prior to July 1, 1983, are also eligible for a one-time lump sum payment upon retirement after reaching age 55 equal to three times their monthly retirement benefit. A participant is also required to vest in any benefit earned under the plan formula by completing a minimum number of years of vesting service. The plan also provides for disability benefits and surviving spouse benefits in circumstances where the normal retirement benefit would not otherwise be payable.

The following is a summary of the components of the net periodic post-retirement benefit cost (benefit) during 2023 and 2022:

	2023	2022
Interest cost	$424,632	$318,035
Expected return on assets	(422,738)	(648,348)
Amortization of unrecognized loss	25,224	83,081
Periodic post-retirement cost (benefit)	$27,118	$(247,232)

The discount rate used in determining the accumulated post-retirement benefit obligation was 4.77% and 4.96% in 2023 and 2022, respectively. The expected long-term rate of return on assets was 7.00% and 6.00% during 2023 and 2022, respectively. There was no assumed rate of salary increase used in measuring the accumulated post-retirement benefit obligation during 2023 or 2022.

Tax-Qualified Frozen Defined Benefit Pension Plan (Continued):

The Bank expects the plan to generate approximately $140,000 of periodic pension income during 2024. The following table presents the estimated benefit payments for each of the next five years and in the aggregate for the five years thereafter as of December 31, 2023:

2024	$566,086
2025	566,849
2026	569,420
2027	566,028
2028	564,210
2029-2033	2,710,611
$5,543,204

The following is a reconciliation of the accumulated post-retirement benefit obligation as of December 31, 2023 and 2022:

	2023	2022
Projected benefit obligation at beginning of year	$8,855,122	$12,159,755
Interest cost	424,632	318,035
Actuarial loss (gain)	86,414	(3,034,835)
Benefits paid	(580,483)	(587,833)
Projected benefit obligation at end of year	$8,785,685	$8,855,122

The following is a summary of the change in plan assets during 2023 and 2022:

	2023	2022
Fair value of plan assets at beginning of year	$7,369,637	$9,587,893
Actual return (loss) on assets	1,196,133	(1,570,382)
Employer contributions	172,752	—
Administrative expenses	(57,615)	(60,041)
Benefits paid, net	(580,483)	(587,833)
Fair value of plan assets at end of year	$8,100,424	$7,369,637

The fair values of the Bank’s pension plan assets at December 31, 2023 and 2022, by asset category, are as follows:

		Fair Value Measurements
	Assets Measured at Fair Value	Level 1	Level 2	Level 3
December 31, 2023:
Cash and cash equivalents	$80,325	$80,325	$—	$—
Debt securities mutual funds	2,556,666	2,556,666	—	—
Equity securities mutual funds	5,463,433	5,463,433	—	—
	$8,100,424	$8,100,424	$—	$—
December 31, 2022:
Cash and cash equivalents	$13,488	$13,488	$—	$—
Debt securities mutual funds	2,410,250	2,410,250	—	—
Equity securities mutual funds	4,945,899	4,945,899	—	—
	$7,369,637	$7,369,637	$—	$—

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

Tax-Qualified Frozen Defined Benefit Pension Plan (Continued):

The following is a summary of the amount recognized in other liabilities as of December 31, 2023 and 2022:

	2023	2022
Projected benefit obligation at end of year	$8,785,685	$8,855,122
Fair value of plan assets at end of year	(8,100,424)	(7,369,637)
Net pension liability	$685,261	$1,485,485

Amounts recognized in accumulated other comprehensive loss, net of tax, as of December 31, 2023 and 2022 were:

	2023	2022
Net loss	$(456,673)	$(1,111,263)
Total accumulated other comprehensive loss	$(456,673)	$(1,111,263)

Amounts recognized in the accumulated post-retirement benefit obligation and other comprehensive income (loss) for the years ended December 31, 2023 and 2022 were:

	2023	2022
Net gain	$(629,366)	$(756,064)
Amortization of net unrecognized loss	(25,224)	(83,081)
Total recognized in other comprehensive income	$(654,590)	$(839,145)

Employee Stock Ownership Plan:

As part of the Company's initial stock offering, the Company established the TC Federal Bank Employee Stock Ownership Plan ("ESOP") to provide eligible employees of the Company the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal limits. The Company uses the principal and interest method to determine the release of shares amounts. The number of shares committed to be released per year through 2040 is 19,593.

The ESOP funded its purchase of 391,868 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank's contributions to the ESOP over the remaining loan term of 17 years. At December 31, 2023 and 2022, the remaining principal balance on the ESOP debt was $3.4 million and $3.6 million, respectively. Dividends and other earnings on shares are used for debt service.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to the fair market value of shares when they are committed to be released from the suspense account to participants' accounts under the plan. Total compensation expense recognized in connection with the ESOP for the year ended December 31, 2023 and 2022 was approximately $233,000 and $221,000, respectively.

	2023	2022
Shares held by the ESOP include the following:
Allocated	58,592	39,186
Committed to be allocated	—	—
Unallocated	333,088	352,682
Total	391,680	391,868

The fair value of unallocated shares was approximately $4.6 million and $5.3 million at December 31, 2023 and 2022, respectively.

Equity Plan:

On September 21, 2022, the Company's stockholders approved the TC Bancshares, Inc. 2022 Equity Incentive Plan ("Equity Plan"), which authorizes the issuance of up to 700,000 shares of the Company's common stock. This plan allows for the grant of stock options, restricted stock awards and other equity awards to its officers, employees, directors, advisors and consultants.

Stock options time-vest over a four year period and have been fair valued as of the date of the grant. A summary of stock option activity for the years ended December 31, 2023 and 2022 is presented below:

	2023		2022
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
Stock Options
Outstanding at beginning of year	357,510	$4.08	—	—
Granted	—	—	357,510	$4.08
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of year	357,510	$4.08	357,510	$4.08

For the years ended December 31, 2023 and 2022, the Company recognized $226,000 and $361,000, respectively, in compensation cost related to stock options, which is included in salaries and employee benefits expense for our associates and in other noninterest expense for our directors in the accompanying consolidated statements of income. At December 31, 2023, there was $872,000 of unrecognized compensation cost related to stock options, which is expected to be recognized over a period of three years.

The estimated fair value of stock options granted during the year ended December 31, 2022, was determined as of the date of the grant, using the Black-Scholes options pricing model, under the following assumptions:

2022

Average-risk-free interest rate	3.78%
Expected life in years	6.00
Expected dividend yield	0.67%
Expected stock volatility	21.60%

Restricted stock awards time-vest over a four year period and have been fair valued as of the date of the grant. A summary of restricted stock activity for the years ended December 31, 2023 and 2022 is presented below:

	2023		2022
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
Restricted Stock Awards
Outstanding at beginning of year	123,992	$14.85	—	—
Granted	—	—	156,590	$14.85
Vested	(30,998)	14.85	(32,598)	14.85
Forfeited	—	—	—	—
Outstanding at end of year	92,994	$14.85	123,992	$14.85

For the years ended December 31, 2023 and 2022, the Company recognized $485,000 and $465,000, respectively, in compensation cost related to restricted stock awards, which is included in salaries and employee benefits expense for our associates and in other noninterest expense for our directors in the accompanying consolidated statements of income. At December 31, 2023, there was $1.4 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over a period of three years. For our associates, the terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding burdens, and accordingly 6,175 and 5,568 shares were surrendered during 2023 and 2022, respectively.

NOTE 13 - FAIR VALUE MEASUREMENT

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

Assets Recorded at Fair Value on a Recurring Basis. The table below presents the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2023 and 2022, all of which consisted of investment securities available-for-sale:

	Level 1	Level 2	Level 3	Total
December 31, 2023:
US treasuries	$—	$9,533,835	$—	$9,533,835
Mortgage-backed securities	—	9,412,836	—	9,412,836
Collateralized mortgage obligations	—	13,953,851	—	13,953,851
Municipal bonds	—	7,465,893		7,465,893
Corporate obligations	—	2,598,080	—	2,598,080
Investment securities available-for-sale	$—	$42,964,495	$—	$42,964,495
December 31, 2022:
US treasuries	$—	$9,324,532	$—	$9,324,532
Mortgage-backed securities	—	8,732,033	—	8,732,033
Collateralized mortgage obligations	—	14,844,030	—	14,844,030
Municipal bonds		7,028,911	—	7,028,911
Corporate obligations	—	3,167,046	—	3,167,046
Investment securities available-for-sale	$—	$43,096,552	$—	$43,096,552

Assets Recorded at Fair Value on a Nonrecurring Basis. The Bank may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2023 and 2022:

	Level 1	Level 2	Level 3	Total
December 31, 2023:
Other real estate owned	$—	$—	$—	$—
Individually evaluated loans	—	—	623,301	623,301
	$—	$—	$623,301	$623,301
December 31, 2022:
Other real estate owned	$—	$—	$683,800	$683,800
Impaired loans	—	—	—	—
	$—	$—	$683,800	$683,800

The following tables show significant unobservable inputs used in the fair value measurement of Level 3 assets:

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Discount
December 31, 2023:
Other real estate owned	$—	Third party appraisals and sales contracts	Collateral values, market discounts and estimated costs to sell	—
Individually evaluated loans	$623,301	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	11%

December 31, 2022:
Other real estate owned	$683,800	Third party appraisals and sales contracts	Collateral values, market discounts and estimated costs to sell	52%
Impaired loans	$—	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	—

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

The carrying amounts and estimated fair values of the Bank’s financial instruments as of December 31, 2023 and 2022 are as follows:

		Fair Value Measurements at December 31, 2023
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$25,039,214	$25,039,214	$25,039,214	$—	$—
Certificates of deposit with other banks	—	—	—	—	—
Investment securities available-for-sale	42,964,495	42,964,495	—	42,964,495	—
Other investments	1,629,150	1,629,150	—	1,629,150	—
Mortgage loans held for sale	289,111	289,111	—	289,111	—
Loans, net of deferred fees	376,899,968	366,563,968	—	—	366,563,968
Bank owned life insurance	11,729,019	11,729,019	11,729,019	—	—
Financial liabilities:
Deposits	369,868,794	369,191,794	258,915,942	—	110,275,852
FHLB advances	11,000,000	11,068,109	—	—	11,068,109

		Fair Value Measurements at December 31, 2022
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$25,545,872	$25,545,872	$25,545,872	$—	$—
Certificates of deposit with other banks	1,739,000	1,739,000	1,739,000	—	—
Investment securities available-for-sale	43,096,552	43,096,552	—	43,096,552	—
Other investments	1,377,500	1,377,500	—	1,377,500	—
Mortgage loans held for sale	2,085,099	2,085,099	—	2,085,099	—
Loans, net of deferred fees	338,501,049	318,195,000	—	—	318,195,000
Bank owned life insurance	11,442,653	11,442,653	11,442,653	—	—
Financial liabilities:
Deposits	329,128,253	327,436,855	239,622,855	—	87,814,000
FHLB advances	11,000,000	10,953,000	—	—	10,953,000

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

NOTE 14 – STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

Stockholders' Equity:

On August 4, 2022, the Company announced the first of two programs to repurchase up to 250,000 shares of the Company's common stock. The second repurchase program was announced on June 27, 2023. Then on December 15, 2023, a third plan to repurchase up to 450,000 shares of the Company's outstanding shares was announced. Shares may be repurchased on the open market or through private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing and amount of repurchases depends on a number of factors including the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. During 2022, 75,172 shares of the Company's common stock had been repurchased at an average price of $14.44. During 2023, an additional 506,358 shares of the Company's common stock have been repurchased at an average price of $14.26 and subsequently retired prior to December 31, 2023. Additionally, during 2023, the Company retired the 75,172 shares previously repurchased during 2022 that were held in treasury stock as of December 31, 2022.

Earnings per Share:

Earnings per common share was computed based on the following:

	2023	2022

Numerator:
Income applicable to common shares	$265,825	$1,760,413
Denominator:
Weighted average common shares outstanding	4,783,618	4,880,723
Effect of dilutive securities:
Restricted stock	12,870	—
Stock options	—	1,200
Weighted average common shares outstanding - assuming dilution	4,796,488	4,881,923
Earnings per common share	$0.06	$0.36
Earnings per common share - assuming dilution	$0.06	$0.36

NOTE 15 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining to TC Bancshares Inc. only is as follows:

CONDENSED BALANCE SHEETS
	December 31, 2023	December 31, 2022
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$10,611	$18,456
Investment in TC Federal Bank	65,757	63,524
Other assets	3,490	3,642
Total assets	$79,858	$85,622
LIABILITIES
Other liabilities	$223	$344
Total liabilities	223	344
STOCKHOLDERS' EQUITY
Stockholders' equity	79,635	85,278
Total liabilities and stockholders' equity	$79,858	$85,622

CONDENSED STATEMENTS OF INCOME
	For the Year Ended
	December 31, 2023	December 31, 2022
	(Dollars in thousands)
INCOME
Interest income	$120	$121
EXPENSE
Other expense	261	315
(Loss) Income before income tax expense and equity in undistributed net income of TC Federal Bank	(141)	(194)
Income tax (benefit) expense	(33)	(52)
Net (loss) income before equity in undistributed net income of TC Federal Bank	(108)	(142)
Equity in undistributed net income of TC Federal Bank	374	1,903
Net income	$266	$1,761

CONDENSED STATEMENTS OF CASH FLOW
	For the Year Ended
	December 31, 2023	December 31, 2022
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$266	$1,761
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed net income of TC Federal Bank	(374)	(1,903)
ESOP expense	271	240
Stock based compensation	711	827
Decrease in other assets	151	93
(Decrease) increase in other liabilities	(121)	316
Net cash provided by operating activities	904	1,334
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to TC Federal Bank	(981)	(1,067)
Net cash used in investing activities	(981)	(1,067)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends	(463)	(497)
Purchase of common stock	(6,063)	(1,085)
Repurchase of stock	(1,242)	(83)
Net cash used in financing activities	(7,768)	(1,665)
Net decrease in cash	(7,845)	(1,399)
Cash at beginning of year	18,456	19,855
Cash at end of year	$10,611	$18,456

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be set forth in the definitive Proxy Statement for the Company's 2023, annual meeting of stockholders (the "Proxy Statement") to be filed with the SEC in advance of such meeting.

Item 11. Executive Compensation.

The information required by this Item 11 will be set forth in the Proxy Statement to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be set forth in the Proxy Statement to be filed with the SEC.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	357,510	$14.85	185,900
Equity compensation plans not approved by security holders	--	--	--
Total at December 31, 2023	357,510	14.85	185,900

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

10.2	Amended and Restated Employment Agreement with G.H. Eiford. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 31, 2023)†
10.3	Employment Agreement with Nat Higdon (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021)†
10.4	Employment Agreement with S. McLean, (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 22, 2023)
10.5

Supplemental Executive Retirement Plan with G.H. Eiford (incorporated by reference to Exhibit 10.6 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (Registration No. 333-254212) filed April 23, 2021) †

10.6	Supplemental Executive Retirement Plans with N. Higdon (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021)†
10.7	Form of Split Dollar Agreement (Incorporated by reference to Exhibit 10.8 of the Company's Amendment No. 1 to Registration Statement on Form S-1/A (Registration No. 333-254212) filed April 23, 2021)†
10.8	TC Bancshares, Inc. 2022 Equity Incentive Plan (incorporated by reference to Appendix A of the Company's Proxy Statement in Schedule 14A filed on August 5, 2022)†
10.9	Form of Award Agreement for Stock Options (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-8 (No. 333-269024))†

10.10	Form of Award Agreement for Restricted Stock (incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-8 (No. 333-269024))†
21	List of Subsidiaries (incorporated by reference to Exhibit 21 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021)
23.1	Consent of Wipfli*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer*
97	Policy relating to recovery of erroneously awarded compensation*
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

TC BANCSHARES, INC.

Date: March 22, 2024	By:	/s/ Gregory H. Eiford
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

Name	Title	Date

/s/ Gregory H. Eiford	President, Chief Executive Officer,	March 22, 2024
Gregory H. Eiford	Principal Executive Officer

/s/ Scott C. McLean	Executive Vice President, Chief Financial Officer,	March 22, 2024
Scott C. McLean	Principal Financial and Accounting Officer

/s/ G. Matthew Brown	Director	March 22, 2024
G. Matthew Brown

/s/ Joshua Travis Bryant	Director	March 22, 2024
Joshua Travis Bryant
/s/Peter A. DeSantis, III	Director	March 22, 2024
Peter A. DeSantis, III

/s/Charles M. Dixon	Director	March 22, 2024
Charles M. Dixon

/s/ Jefferson L. Johnson	Director	March 22, 2024
Jefferson L. Johnson

/s/Fortson T. Rumble	Director	March 22, 2024
Fortson T. Rumble

/s/Stephanie B. Tillman	Chairman of the Board	March 22, 2024
Stephanie B. Tillman