Form 10-Q
period 2024-03-31
TC Bancshares, Inc.
filed 2024-05-10
CIK 1850398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, 4,229,548 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

TC BANCSHARES, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31, 2024 and December 31, 2023

ASSETS
	(Unaudited)	(*)
	March 31, 2024	December 31, 2023
Cash and due from banks	$23,830,948	$25,039,214
Investment securities available-for-sale (amortized cost of $53,032,453 and $46,807,212; $0 allowance for credit losses)	49,124,679	42,964,495
Other investments	1,667,550	1,629,150
Mortgage loans held for sale	432,769	289,111
Loans	381,404,580	376,899,968
Allowance for credit losses	(4,889,067)	(4,836,878)
Net loans	376,515,513	372,063,090
Premises and equipment, net	4,714,647	4,782,760
Right-of-use asset	1,895,340	1,944,885
Bank owned life insurance	11,801,705	11,729,019
Accrued interest receivable and other assets	4,692,523	6,141,545

Total Assets	$474,675,674	$466,583,269

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand	$47,556,816	$41,571,035
Interest-bearing demand	51,994,757	52,721,981
Savings and money markets	176,110,642	164,622,926
Certificates of deposit	104,625,385	110,952,852
Total deposits	380,287,600	369,868,794
Federal Home Loan Bank advances	11,000,000	11,000,000
Lease liability	2,070,719	2,102,426
Accrued interest payable and other liabilities	3,477,977	3,977,628
Total liabilities	396,836,296	386,948,848

Stockholders' Equity:
Common stock, $.01 par value, 20,000,000 shares authorized as of March 31, 2024, and December 31, 2023; 4,321,148 and 4,461,667 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	43,211	44,617
Additional paid in capital	41,970,845	43,181,994
Retained earnings	42,329,976	42,863,945
Accumulated other comprehensive loss	(3,173,776)	(3,125,257)
Unearned ESOP shares: 333,088 shares unallocated at March 31, 2024, and December 31, 2023	(3,330,878)	(3,330,878)
Total stockholders' equity	77,839,378	79,634,421
Total Liabilities and Stockholders' Equity	$474,675,674	$466,583,269
(*) - Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31,
	2024	2023
Interest and Dividend Income:
Interest and fees on loans	$5,227,620	$4,244,634
Interest and dividends on investment securities	510,961	334,068
Interest on deposits with other banks and federal fund sold	306,181	300,619
Total interest and dividend income	6,044,762	4,879,321
Interest Expense:
Interest on deposits	2,533,091	1,154,629
Interest on borrowings	122,212	107,667
Total interest expense	2,655,303	1,262,296
Net interest income	3,389,459	3,617,025
Provision for Credit Losses	30,000	18,000
Net interest income after provision for credit losses	3,359,459	3,599,025
Other Income:
Service charges on deposits accounts	104,556	135,745
Gain on sale of loans	53,658	94,826
Gain on sale of premises and equipment	—	12,086
Bank owned life insurance income	72,686	68,728
Other	7,786	20,393
Total other income	238,686	331,778
Other Expense:
Salaries and employee benefits	2,094,912	2,062,979
Occupancy and equipment	356,662	237,652
Other real estate owned, net of operations, loss on sales and write-downs	—	(2,767)
Other	1,121,683	1,180,028
Total other expense	3,573,257	3,477,892
Income Before Income Taxes	24,888	452,911
Income Tax Expense	2,651	120,882
Net Income	$22,237	$332,029

Earnings per share:
Basic	$0.01	$0.07
Diluted	$0.01	$0.07

Weighted Average Shares Outstanding:
Basic	4,361,088	4,974,200
Diluted	4,361,088	4,974,200

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended March 31,
	2024	2023
Net Income	$22,237	$332,029
Other Comprehensive (Loss) Income,
Net of Income Taxes:
Unrealized (losses) gains on securities available-for-sale:
Holding (losses) gains arising during the period, net of taxes of ($16,537) and $96,755, respectively	(48,519)	537,092
Total other comprehensive (loss) income	(48,519)	537,092
Comprehensive (Loss) Income	$(26,282)	$869,121

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

three months ended March 31, 2024 and 2023

UNAUDITED

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unearned ESOP Shares	Total
Balance, December 31, 2022	$50,494	$48,267,762	$45,876,694	$(4,305,039)	$(1,085,265)	$(3,526,812)	$85,277,834
Cumulative change in accounting principle (Note 1)	—		(302,504)	—	—	—	(302,504)
Balance, January 1, 2023	50,494	48,267,762	45,574,190	(4,305,039)	(1,085,265)	(3,526,812)	84,975,330
Net income for the three months ended March 31, 2023	—	—	332,029	—	—	—	332,029
Retirement of treasury stock	(752)	(751,519)	(332,994)	—	1,085,265	—	—
Other comprehensive income, net of tax	—	—	—	537,092	—	—	537,092
Balance, March 31, 2023	$49,742	$47,516,243	$45,573,225	$(3,767,947)	$—	$(3,526,812)	$85,844,451

Balance, December 31, 2023	$44,617	$43,181,994	$42,863,945	$(3,125,257)	$—	$(3,330,878)	$79,634,421
Net income	—	—	22,237	—	—	—	22,237
Repurchase of common stock	—	—	—	—	(1,961,396)	—	(1,961,396)
Retirement of treasury stock	(1,406)	(1,403,784)	(556,206)	—	1,961,396	—	—
Other comprehensive loss, net of tax	—	—	—	(48,519)	—	—	(48,519)
Stock based compensation	—	192,635	—	—	—	—	192,635
Balance, March 31, 2024	$43,211	$41,970,845	$42,329,976	$(3,173,776)	$—	$(3,330,878)	$77,839,378

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$22,237	$332,029
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	136,970	154,491
Lease expense	17,838	36,729
Provision for credit losses	30,000	18,000
Net gain on sale of other real estate owned	—	(8,750)
Gain on sale of premises and equipment	—	(12,086)
Stock based compensation	192,635	—
Increase in cash surrender value of bank owned life insurance	(72,686)	(68,728)
Gain on mortgage loans sold, net	(53,658)	(94,826)
Proceeds from the sale of mortgage loans held for sale	3,018,905	6,158,327
Originations of mortgage loans held for sale	(3,108,905)	(3,978,402)
Change in:
Accrued interest receivable and other assets	1,465,558	345,049
Accrued interest payable and other liabilities	(276,568)	1,781,227
Net cash provided by operating activities	1,372,326	4,663,060
Cash Flows from Investing Activities
Net change in interest-bearing deposits in other banks	—	249,000
Purchase of investment securities available-for -sale	(11,687,114)	—
Proceeds from calls, paydowns and maturities of investment securities available-for-sale	5,457,169	145,502
Purchase of other investments	(38,400)	(50,400)
Proceeds from sales of other investment	—	467,500
Net change in loans	(4,482,423)	67,603
Proceeds from sales of other real estate owned	—	639,650
Proceeds from sales of premises and equipment	—	18,500
Purchase of premises and equipment	(64,151)	(935,591)
Net cash (used in) provided by investing activities	(10,814,919)	601,764
Cash Flows from Financing Activities
Net change in deposits	10,418,806	7,074,505
Repayments of Federal Home Loan Bank advances	—	(11,000,000)
Dividends	(223,083)	(252,469)
Repurchase and retirement of common stock	(1,961,396)	—

Net cash provided by (used in) financing activities	8,234,327	(4,177,964)
Net Change in Cash and Cash Equivalents	(1,208,266)	1,086,860
Cash and Cash Equivalents, Beginning of Year	25,039,214	25,545,872
Cash and Cash Equivalents, End of Year	$23,830,948	$26,632,732
Supplement Disclosures of Cash Flow Information:
Cash paid during the period for interest	$2,765,307	$1,076,907
Non-Cash Investing and Financing Activities:
Change in unrealized losses on securities-for-sale, net of tax	$(48,519)	$537,092
Right-of-use asset recorded in exchange for lease liabilities	$—	$1,917,424

The accompanying notes are an integral part of these consolidated financial statements.

TC BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – GENERAL: BASIS OF PRESENTATION

Nature of Operations:

TC Bancshares, Inc. ("Company") is a holding company incorporated under the laws of the State of Georgia in 2021, to serve as the holding company for TC Federal Bank ("Bank"). The Company owns 100% of the outstanding stock of the Bank. The Bank opened in 1934 and was chartered by the Federal Home Loan Bank Board as a mutual savings and loan association owned 100% by its depositors. The Bank currently operates four branch locations; one each in Thomasville, and Savannah, Georgia, as well as in Tallahassee, and Jacksonville, Florida. In addition, the Bank maintains loan production offices in Tallahassee and Jacksonville, Florida. The Bank's primary lending products consist of single-family residential mortgage loans and commercial and multi-family real estate loans. Its deposit products are the primary source of funding. The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank undergoes periodic examinations by the OCC. The Company is subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve").

Basis of Presentation:

The accounting and financial reporting policies of the Company conform, in all material respects to accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management reflect all necessary adjustments for a fair presentation of the Company's consolidated financial position and consolidated results of operations. All adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2023, included in the Company's 2023 Annual Report on Form 10-K as filed with the SEC. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year or any future period.

Summary of Significant Accounting Policies:

The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. The Notes to Consolidated Financial Statements appearing in the Company's 2023 Annual Report on Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Estimates as disclosed in the Company's 2023 Annual Report on Form 10-K.

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

b. Individually Evaluated Loans

The Company establishes a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the collectively evaluated loan pools. These individually evaluated loans are removed from the pooling approach discussed above for the collectively evaluated loan pools, and may include nonaccrual loans, loan modifications to borrowers with financial difficulty, and other loans as deemed appropriate by management.

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

e. Reserve for Unfunded Commitments

The reserve for unfunded commitments (the "Unfunded Reserve") represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The same segmentation is utilized for off-balance sheet commitments as is applied to the funded loan portfolio. The Unfunded Reserve is recognized as a liability (accrued interest payable and other liabilities in the consolidated balance sheets), with adjustments to the reserve recognized as an expense in other expenses in the consolidated statements of income. The Unfunded Reserve is determined by estimating expected future fundings, under each segment, and applying to the expected loss rates. Expected future fundings are based on historical averages of funding rates (i.e., the likelihood of draws taken) for each loan segment. Management then applies the loss rates that were derived on the funded loan portfolio, by loan segment, to calculate the Unfunded Reserve.

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

Equity Incentive Plan:

On September 21, 2022, the Company's stockholders approved the TC Bancshares, Inc. 2022 Equity Incentive Plan ("Equity Plan") which provides for the grant of stock options, restricted stock awards and other equity awards to our officers, employees, directors, advisors, and consultants. As of March 31, 2024, 357,510 stock options had been granted under the Equity Plan with 143,004 vested and 214,506 unvested. In addition, 156,590 restricted stock awards had been granted with 63,596 vested and 92,994 unvested. The Company accounts for its stock-based compensation plan using a fair value based method whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Recently Issued Not Yet Effective Accounting Pronouncements:

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which clarifies how an entity should apply scope guidance to determine whether a profits interest award should be accounted for in accordance with Topic 718. The guidance is effective for public companies for annual periods beginning after December 15, 2024, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. The Company is assessing ASU 2024-01 and its impact on its accounting and disclosures.

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

Reclassifications:

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - INVESTMENT SECURITIES

Investment securities available-for-sale at March 31, 2024, and December 31, 2023, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Fair Value as % of Total
March 31, 2024-
US treasuries	$5,083,796	$—	$564,597	$4,519,199	9%
US agency bonds	401,116	—	11,063	390,053	1%
Mortgage-backed securities	21,351,459	27,985	882,170	20,497,274	42%
Collateralized mortgage obligations	14,313,425	—	638,753	13,674,672	28%
Municipal bonds	8,757,657	—	1,331,348	7,426,309	15%
Corporate obligations	3,125,000	—	507,828	2,617,172	5%
	$53,032,453	$27,985	$3,935,759	$49,124,679	100%

December 31, 2023-
US treasuries	$10,089,682	$—	$555,847	$9,533,835	22%
Mortgage-backed securities	10,157,271	43,157	787,592	9,412,836	22%
Collateralized mortgage obligations	14,676,623	—	722,772	13,953,851	33%
Municipal bonds	8,758,636	—	1,292,743	7,465,893	17%
Corporate obligations	3,125,000	—	526,920	2,598,080	6%
	$46,807,212	$43,157	$3,885,874	$42,964,495	100%

The following outlines the unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024, and December 31, 2023:

	March 31, 2024		December 31, 2023
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Unrealized loss for less than 12 months:
US treasuries	$—	$—	$—	$—
US agency bonds	390,053	11,063	—	—
Mortgage-backed securities	11,121,179	96,599	—	—
Collateralized mortgage obligations	—	—	—	—
Municipal bonds	—	—	—	—
Corporate obligations	—	—	—	—
Total less than 12 months	$11,511,232	$107,662	$—	$—
Unrealized loss for more than 12 months:
US treasuries	$4,519,199	$564,597	$9,533,835	$555,847
US agency bonds	—	—	—	—
Mortgage-backed securities	8,383,260	785,571	8,406,330	787,592
Collateralized mortgage obligations	13,674,672	638,753	13,953,851	722,772
Municipal bonds	7,426,309	1,331,348	7,465,893	1,292,743
Corporate obligations	2,617,172	507,828	2,598,080	526,920
Total more than 12 months	36,620,612	3,828,097	41,957,989	3,885,874
Total	$48,131,844	$3,935,759	$41,957,989	$3,885,874

The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades or because the repayment sources of principal and interest are backed by government entities. As of March 31, 2024, and December 31, 2023, all positions within the securities portfolio contained unrealized losses, with the exception of two commercial mortgage-backed securities.

As of March 31, 2024, no ACL has been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon management's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our AFS securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as AFS in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. As of March 31, 2024, and December 31, 2023, accrued interest on investment securities AFS was approximately $194,000 and $204,000, respectively.

The amortized cost and estimated fair value of investment securities AFS at March 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because some borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Investment securities with maturities -
Within 1 year	$—	$—
1 to 5 years	8,023,280	7,116,677
5 to 10 years	9,344,289	7,836,056
Over 10 years	—	—
Mortgage-backed securities and collateralized mortgage obligations	35,664,884	34,171,946
Total	$53,032,453	$49,124,679

The Company did not sell any investment securities available-for-sale for the three months ended March 31, 2024 or 2023. Securities with market values of approximately $2.0 million at both March 31, 2024, and December 31, 2023, were pledged to secure public deposits as required by law and for other purposes.
NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans, by Call Report Code, at March 31, 2024, and December 31, 2023, are summarized as follows:

	March 31, 2024	Percent	December 31, 2023	Percent
Real estate loans:
Residential	$148,132,772	38.72%	$148,533,603	39.29%
Home equity	10,897,812	2.85%	11,099,027	2.94%
Multi-family	18,415,043	4.81%	19,137,789	5.06%
Commercial	131,685,609	34.43%	123,572,774	32.69%
Construction and land development	51,680,539	13.51%	55,461,430	14.67%
Total real estate loans	360,811,775		357,804,623
Consumer loans	3,387,244	0.89%	3,345,453	0.88%
Commercial and industrial loans	18,327,919	4.79%	16,918,558	4.47%
Total loans	382,526,938	100.00%	378,068,634	100.00%
Less: Allowance for credit losses	4,889,067		4,836,878
Deferred loan fees	1,122,358		1,168,666
Loans, net	$376,515,513		$372,063,090

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

As of March 31, 2024, and December 31, 2023, accrued interest on loans was approximately $1.5 million and $1.4 million, respectively.

Allowance for Credit Losses:

The Company's estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The following tables present the activity in the ACL by class of loans for the three months ended March 31, 2024, and March 31, 2023.

	Real Estate Loans
	Residential	Home Equity	Multi-family	Commercial	Construction and Land Development	Consumer loans	Commercial and Industrial loans	Unallocated	Total
	Three months ended March 31, 2024
Allowance for credit losses:
Beginning balance	$3,077,852	$117,716	$82,293	$1,092,137	$306,149	$27,930	$132,801	$—	$4,836,878
Charge-offs	—	—	—	—	—	(4,534)	—	—	(4,534)
Recoveries	9,000	—	—	—	11,345	—	6,378	—	26,723
Provision	(26,203)	6,519	(6,791)	117,271	(63,215)	5,061	(2,642)	—	30,000
Balance at March 31, 2024	$3,060,649	$124,235	$75,502	$1,209,408	$254,279	$28,457	$136,537	$—	$4,889,067

	Three months ended March 31, 2023
Allowance for credit losses:
Beginning balance	$1,960,955	$186,733	$225,869	$1,632,241	$264,589	$615	$81,182	$9,994	$4,362,178
ASC 326 adoption	1,028,700	(27,875)	(68,217)	(694,135)	(102,349)	48,540	80,330	(9,994)	255,000
Charge-offs	—	—	—	—	—	(5,681)	(77,940)	—	(83,621)
Recoveries	11,553	—	—	—	11,345	534	64,621	—	88,053
Provision	77,459	(10,204)	(33,607)	48,689	16,136	(36,766)	(43,707)	—	18,000
Balance at March 31, 2023	$3,078,667	$148,654	$124,045	$986,795	$189,721	$7,242	$104,486	$—	$4,639,610

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

The following table presents information relative to individually and collectively evaluated loans by portfolio segment as of March 31, 2024, and December 31, 2023:

	Loans		Allowance for credit losses
	Individually evaluated	Collectively evaluated	Individually evaluated	Collectively evaluated
March 31, 2024 -
Real estate loans:
Residential	$494,534	$147,638,238	$—	$3,060,649
Home equity	—	10,897,812	—	124,235
Multi-family	—	18,415,043	—	75,502
Commercial	—	131,685,609	—	1,209,408
Construction and development	—	51,680,539	—	254,279
Total real estate loans	494,534	360,317,241	—	4,724,073
Consumer loans	—	3,387,244	—	28,457
Commercial and industrial loans	728,833	17,599,086	69,660	66,877
Total	$1,223,367	$381,303,571	$69,660	$4,819,407
December 31, 2023 -
Real estate loans:
Residential	$512,611	$148,020,992	$—	$3,077,852
Home equity	47,078	11,051,949	4,986	112,730
Multi-family	—	19,137,789	—	82,293
Commercial	—	123,572,774	—	1,092,137
Construction and development	—	55,461,430	—	306,149
Total real estate loans	559,689	357,244,934	4,986	4,671,161
Consumer loans	—	3,345,453	—	27,930
Commercial and industrial loans	728,483	16,190,075	69,660	63,141
Total	$1,288,172	$376,780,462	$74,646	$4,762,232

Collateral-Dependent Loans:

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table present collateral dependent loans by portfolio segment and collateral type, including those loans with and without a related allowance allocation as of March 31, 2024, and December 31, 2023.

	Collateral Type
	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
March 31, 2024 -
Real estate loans:
Residential	$494,534	$—	$494,534	$494,534	$—	$—
Home equity	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Total real estate loans	494,534	—	494,534	494,534	—	—
Consumer loans	—	—	—	—	—	—
Commercial and industrial loans	—	728,833	728,833	48,886	679,947	69,660
Total	$494,534	$728,833	$1,223,367	$543,420	$679,947	$69,660

December 31, 2023 -
Real estate loans:
Residential	$512,611	$—	$512,611	$512,611	$—	$—
Home equity	47,078	—	47,078	29,078	18,000	4,986
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Total real estate loans	559,689	—	559,689	541,689	18,000	4,986
Consumer loans	—	—	—	—	—	—
Commercial and industrial loans	—	728,483	728,483	48,536	679,947	69,660
Total	$559,689	$728,483	$1,288,172	$590,225	$697,947	$74,646

Past Due and Nonaccrual Loans:

The following tables present the aging of the recorded investment in past due loans and nonaccrual loans as of March 31, 2024 and December 31, 2023, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Non-accrual
March 31, 2024 -
Real estate loans:
Residential	$183,273	$164,057	$11,241	$358,571	$147,774,201	$148,132,772	$494,534
Home equity	—	—	—	—	10,897,812	10,897,812	—
Multi-family	—	—	—	—	18,415,043	18,415,043	—
Commercial	—	2,742,136	—	2,742,136	128,943,473	131,685,609	—
Construction and land development	—	—	—	—	51,680,539	51,680,539	—
Total real estate loans	183,273	2,906,193	11,241	3,100,707	357,711,068	360,811,775	494,534
Consumer loans	—	—	—	—	3,387,244	3,387,244	—
Commercial and industrial loans	—	—	—	—	18,327,919	18,327,919	728,833
	$183,273	$2,906,193	$11,241	$3,100,707	$379,426,231	$382,526,938	$1,223,367
December 31, 2023 -
Real estate loans:
Residential	$153,793	$89,089	$11,951	$254,833	$148,278,770	$148,533,603	$512,611
Home equity	—	—	47,078	47,078	11,051,949	11,099,027	47,078
Multi-family	—	—	—	—	19,137,789	19,137,789	—
Commercial	—	—	—	—	123,572,774	123,572,774	—
Construction and land development	—	—	—	—	55,461,430	55,461,430	—
Total real estate loans	153,793	89,089	59,029	301,911	357,502,712	357,804,623	559,689
Consumer loans	—	993	—	993	3,344,460	3,345,453	—
Commercial and industrial loans	—	—	—	—	16,918,558	16,918,558	728,483
	$153,793	$90,082	$59,029	$302,904	$377,765,730	$378,068,634	$1,288,172

As of March 31, 2024, and December 31, 2023, there were no loans greater than 90 days past due and still accruing.

As of March 31, 2024, there was one individually evaluated nonaccrual commercial and industrial loan with a balance of $680,000 that had a related specific reserve of $70,000. As of December 31, 2023, there were two individually evaluated nonaccrual loans with a combined related specific reserve of $75,000.

Loan Restructurings:

As of January 1, 2023, the Company adopted the accounting guidance in ASU 2022-02 which eliminates the recognition and measurement of troubled debt restructurings ("TDRs"). Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is a principal forgiveness, interest rate reduction, other-than-insignificant payment delay, term extension, or combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows.

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

During the three months ended March 31, 2024, the Company has modified an additional loan for a borrower experiencing financial difficulty. As of March 31, 2024, this loan had an outstanding balance of $10,000 and a specific reserve of $0. Since the adoption of ASU 2022-02 the Company has modified a total of two loans for borrowers with financial difficulties. As of the end of the first quarter of 2024, the outstanding balance of these loans totaled $690,000 with specific reserves of $70,000.

Prior to our adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as TDRs. The Company had identified six loans as TDRs prior to the adoption of ASU 2022-02. These loans had a total outstanding principal balance of $334,000 at the end of the first quarter of 2024. Two of these loans, with outstanding balances totaling $48,000 and with no required specific reserves, were included in individually analyzed loans and were nonaccruing at March 31, 2024.

The Company offered various types of concessions when modifying a loan. Concessions made to the original contractual term of the loan typically consisted of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of the restructure, and there were no commitments to lend additional funds to the borrower during the three months ended March 31, 2024, and 2023.

None of the modified loans defaulted during the three months ended March 31, 2024.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of March 31, 2024, and December 31, 2023, and based on the most recent analysis performed, the risk category of loans by class of loans and origination year is as follows:

	Amortized cost basis by origination year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
March 31, 2024 -
Real estate loans:
Residential
Pass	$706,053	$14,556,580	$56,543,215	$23,153,688	$12,633,420	$36,838,000	$1,911,323	$146,342,279
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	592,887	-	99,890	447,716	650,000	1,790,493
Total residential	706,053	14,556,580	57,136,102	23,153,688	12,733,310	37,285,716	2,561,323	148,132,772
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Home equity
Pass	—	—	—	—	—	—	10,869,916	10,869,916
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	27,896	27,896
Total home equity	—	—	—	—	—	—	10,897,812	10,897,812
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	—	386,914	947,811	3,707,859	6,258,769	7,113,690	—	18,415,043
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multi-family	—	386,914	947,811	3,707,859	6,258,769	7,113,690	—	18,415,043
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Commercial
Pass	5,424,452	27,270,476	16,390,063	24,069,366	13,404,101	36,011,280	104,946	122,674,684
Special Mention	—	—	—	—	—	3,585,652	—	3,585,652
Substandard	—	—	—	484,935	2,742,136	—	2,198,202	5,425,273
Total commercial	5,424,452	27,270,476	16,390,063	24,554,301	16,146,237	39,596,932	2,303,148	131,685,609
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Construction and land development
Pass	2,471,281	22,327,003	6,931,728	8,089,172	52,123	2,012,393	9,738,892	51,622,592
Special Mention	—	—	—	—	—	7,866	—	7,866
Substandard	—	—	—	—	—	50,081	—	50,081
Total construction and land development	2,471,281	22,327,003	6,931,728	8,089,172	52,123	2,070,340	9,738,892	51,680,539
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Total real estate loans	8,601,786	64,540,973	81,405,704	59,505,020	35,190,439	86,066,678	25,501,175	360,811,775
Consumer loans
Pass	242,463	2,656,549	287,681	62,043	34,850	64,908	38,750	3,387,244
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	242,463	2,656,549	287,681	62,043	34,850	64,908	38,750	3,387,244
YTD Gross Charge-offs	—	4,534	—	—	—	—	—	4,534
Commercial and industrial loans
Pass	2,274,471	2,304,213	3,453,363	1,202,440	1,303,549	1,069,239	2,279,532	13,886,807
Special Mention	—	—	—	—	—	—	—	—
Substandard	200,707	372,233	1,317,425	2,501,861	—	—	48,886	4,441,112
Total commercial and industrial loans	2,475,178	2,676,446	4,770,788	3,704,301	1,303,549	1,069,239	2,328,418	18,327,919
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
	$11,319,427	$69,873,968	$86,464,173	$63,271,364	$36,528,838	$87,200,825	$27,868,343	$382,526,938
YTD Gross Charge-offs	$—	$4,534	$—	$—	$—	$—	$—	$4,534

	Amortized cost basis by origination year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
December 31, 2023 -
Real estate loans:
Residential
Pass	$14,694,776	$57,063,833	$23,699,662	$12,943,574	$5,972,902	$31,534,700	$1,162,823	$147,072,270
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	595,374	—	103,571	103,813	358,575	300,000	1,461,333
Total residential	14,694,776	57,659,207	23,699,662	13,047,145	6,076,715	31,893,275	1,462,823	148,533,603
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Home equity
Pass	—	—	—	—	—	—	11,051,949	11,051,949
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	47,078	47,078
Total home equity	—	—	—	—	—	—	11,099,027	11,099,027
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	700,663	954,603	3,763,531	6,310,552	879,044	6,529,396	—	19,137,789
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multi-family	700,663	954,603	3,763,531	6,310,552	879,044	6,529,396	—	19,137,789
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Commercial
Pass	21,791,642	15,233,118	24,305,955	13,608,050	19,709,850	20,421,922	74,946	115,145,483
Special Mention	—	—	—	—	—	3,605,149	—	3,605,149
Substandard	—	—	491,804	2,742,136	—	—	1,588,202	4,822,142
Total commercial	21,791,642	15,233,118	24,797,759	16,350,186	19,709,850	24,027,071	1,663,148	123,572,774
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Construction and land development
Pass	25,084,297	9,150,217	8,140,282	53,356	31,944	2,118,212	10,821,270	55,399,578
Special Mention	—	—	—	—	—	10,416	—	10,416
Substandard	—	—	—	—	—	51,436	—	51,436
Total construction and land development	25,084,297	9,150,217	8,140,282	53,356	31,944	2,180,064	10,821,270	55,461,430
YTD Gross Charge-offs	—	—	—	—	—	—	—	—
Total real estate loans	62,271,378	82,997,145	60,401,234	35,761,239	26,697,553	64,629,806	25,046,268	357,804,623
Consumer loans
Pass	2,813,398	313,560	68,213	42,768	43,689	23,673	40,152	3,345,453
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	2,813,398	313,560	68,213	42,768	43,689	23,673	40,152	3,345,453
YTD Gross Charge-offs	28,198	5,681	—	—	—	—	—	33,879
Commercial and industrial loans
Pass	2,168,653	2,730,858	1,272,875	1,546,208	334,685	881,462	3,589,607	12,524,348
Special Mention	288,188	—	2,596,029	—	—	—	—	2,884,217
Substandard	105,369	1,356,088	—	—	—	—	48,536	1,509,993
Total commercial and industrial loans	2,562,210	4,086,946	3,868,904	1,546,208	334,685	881,462	3,638,143	16,918,558
YTD Gross Charge-offs	—	77,940	—	—	—	—	—	77,940
	$67,646,986	$87,397,651	$64,338,351	$37,350,215	$27,075,927	$65,534,941	$28,724,563	$378,068,634
YTD Gross Charge-offs	$28,198	$83,621	$—	$—	$—	$—	$—	$111,819

There were no loans classified in the "doubtful" or "loss" risk rating categories as of the periods ended March 31, 2024 and December 31, 2023.

NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

The following advances from the Federal Home Loan Bank ("FHLB") were outstanding as of March 31, 2024, and December 31, 2023:

Advance Date	Amount	Rate	Interest Rate	Maturity	Call Feature
March 31, 2024 -
May 16, 2023	$5,000,000	Fixed	4.00%	May 15, 2026	N/A
November 16, 2023	3,000,000	Fixed	4.77%	November 16, 2026	N/A
November 16, 2023	3,000,000	Fixed	4.68%	November 16, 2027	N/A
	$11,000,000
December 31, 2023 -
May 16, 2023	$5,000,000	Fixed	4.00%	May 15, 2026	N/A
November 16, 2023	3,000,000	Fixed	4.77%	November 16, 2026	N/A
November 16, 2023	3,000,000	Fixed	4.68%	November 16, 2027	N/A
	$11,000,000

FHLB advances are collateralized by the Company's FHLB stock and a blanket lien on certain loans with a lendable collateral value of approximately $79.7 million and $80.8 million at March 31, 2024, and December 31, 2023, respectively. Given its pledged collateral position, the Company had approximately $60.7 million and $69.8 million in borrowing capacity with the FHLB at March 31, 2024, and December 31, 2023, respectively.

Unsecured federal funds lines of credit totaling $28.5 million were available to the Company for overnight borrowing through correspondent banks at both March 31, 2024, and December 31, 2023. The Company also had approximately $26.5 million and $24.8 million in available borrowing capacity through the Federal Reserve Bank of Atlanta at March 31, 2024, and December 31, 2023, respectively. There were no borrowings against these facilities at March 31, 2024, or December 31, 2023. The available borrowings with the Federal Reserve Bank are collateralized by a blanket lien on certain loans with a carrying value of approximately $37.8 million and $35.2 million at March 31, 2024 and December 31, 2023, respectively.

NOTE 5 - COMMITMENTS

Credit Related Financial Instruments:

In the normal course of business the Company is a party to off-balance sheet financial instruments to help meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to a credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. In most cases, the Company requires collateral or other security to support financial instruments with credit risk.

	March 31, 2024	December 31, 2023
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$56,122,000	$47,871,000
Stand-by letters of credit	$719,000	$719,000

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

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds real estate and assignments of deposit accounts as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for these commitments at March 31, 2024, and December 31, 2023, varies.

The Company maintains an ACL on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the balance sheet within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The allowance for credit losses on unfunded commitments was approximately $167,000 and $140,000 at March 31, 2024, and December 31, 2023, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total common equity Tier 1, total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of March 31, 2024, and December 31, 2023, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2024, and December 31, 2023, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios, and minimum amounts under current regulatory standards, as of March 31, 2024, and December 31, 2023, are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2024:
Common Equity Tier 1 Capital to Risk- Weighted Assets	$68,662	19.31%	$15,998	4.50%	$23,108	6.50%
Total Capital to Risk- Weighted Assets	$73,113	20.57%	$28,440	8.00%	$35,550	10.00%
Tier 1 Capital to Risk- Weighted Assets	$68,662	19.31%	$21,330	6.00%	$28,440	8.00%
Tier I Capital to Average Assets	$68,662	14.56%	$18,867	4.00%	$23,584	5.00%
December 31, 2023:
Common Equity Tier 1 Capital to Risk- Weighted Assets	$68,463	19.71%	$15,631	4.50%	$22,578	6.50%
Total Capital to Risk- Weighted Assets	$72,812	20.96%	$27,788	8.00%	$34,735	10.00%
Tier 1 Capital to Risk- Weighted Assets	$68,463	19.71%	$20,841	6.00%	$27,788	8.00%
Tier I Capital to Average Assets	$68,463	15.16%	$18,068	4.00%	$22,585	5.00%

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

Assets Recorded at Fair Value on a Recurring Basis. The table below presents the recorded amount of assets measured at fair value on a recurring basis as of March 31, 2024, and December 31, 2023, all of which consisted of investment securities available-for-sale:

	Level 1	Level 2	Level 3	Total
March 31, 2024:
US treasuries	$—	$4,519,199	$—	$4,519,199
US agency bonds	—	390,053	—	390,053
Mortgage-backed securities	—	20,497,274	—	20,497,274
Collateralized mortgage obligations	—	13,674,672	—	13,674,672
Municipal bonds	—	7,426,309		7,426,309
Corporate obligations	—	2,617,172	—	2,617,172
Investment securities available-for-sale	$—	$49,124,679	$—	$49,124,679
December 31, 2023:
US treasuries	$—	$9,533,835	$—	$9,533,835
Mortgage-backed securities	—	9,412,836	—	9,412,836
Collateralized mortgage obligations	—	13,953,851	—	13,953,851
Municipal bonds		7,465,893	—	7,465,893
Corporate obligations	—	2,598,080	—	2,598,080
Investment securities available-for-sale	$—	$42,964,495	$—	$42,964,495

Assets Recorded at Fair Value on a Nonrecurring Basis. The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2024, and December 31, 2023:

	Level 1	Level 2	Level 3	Total
March 31, 2024:
Other real estate owned	$—	$—	$—	$—
Individually evaluated loans	—	—	610,287	610,287
	$—	$—	$610,287	$610,287
December 31, 2023:
Other real estate owned	$—	$—	$—	$—
Individually evaluated loans	—	—	623,301	623,301
	$—	$—	$623,301	$623,301

The following tables show significant unobservable inputs used in the fair value measurement of Level 3 assets:

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Discount
March 31, 2024:
Other real estate owned	$—	Third party appraisals and sales contracts	Collateral values, market discounts and estimated costs to sell	—
Individually evaluated loans	$610,287	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	10%

December 31, 2023:
Other real estate owned	$—	Third party appraisals and sales contracts	Collateral values, market discounts and estimated costs to sell	—
Individually evaluated loans	$623,301	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	11%

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

Loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is individually evaluated and a specific allocation is established within the allowance for credit losses. Loans for which it is probable that payment of interest and/or principal will not be made in accordance with the contractual terms of the loan agreement are individually evaluated. Once a loan is identified as needing to be individually evaluated, management measures the loan using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those individually evaluated loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Individually evaluated loans in which an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the individually evaluated loan as nonrecurring Level 2. When an appraised value is utilized or management determines the fair value of the collateral is further reduced below the appraised value and there is no observable market price, the Company records the individually evaluated loan as nonrecurring Level 3.

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

The carrying amounts and estimated fair values of the Bank’s financial instruments as of March 31, 2024, and December 31, 2023, are as follows:

		Fair Value Measurements at March 31, 2024
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$23,830,948	$23,830,948	$23,830,948	$—	$—
Investment securities available-for-sale	49,124,679	49,124,679	—	49,124,679	—
Other investments	1,667,550	1,667,550	—	1,667,550	—
Mortgage loans held for sale	432,769	432,769	—	432,769	—
Loans, net of deferred fees	376,515,513	363,573,513	—	—	363,573,513
Bank owned life insurance	11,801,705	11,801,705	—	11,801,705	—
Financial liabilities:
Deposits	380,287,600	379,607,600	275,662,215	—	103,945,385
FHLB advances	11,000,000	10,918,819	—	—	10,918,819

		Fair Value Measurements at December 31, 2023
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$25,039,214	$25,039,214	$25,039,214	$—	$—
Investment securities available-for-sale	42,964,495	42,964,495	—	42,964,495	—
Other investments	1,629,150	1,629,150	—	1,629,150	—
Mortgage loans held for sale	289,111	289,111	—	289,111	—
Loans, net of deferred fees	376,899,968	366,563,968	—	—	366,563,968
Bank owned life insurance	11,729,019	11,729,019	—	11,729,019	—
Financial liabilities:
Deposits	369,868,794	369,191,794	258,915,942	—	110,275,852
FHLB advances	11,000,000	11,068,109	—	—	11,068,109

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

NOTE 8 – SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

Shareholders' Equity:

On August 4, 2022, the Company announced the first of two programs to repurchase up to 250,000 shares of the Company's common stock. The second repurchase program was announced on June 27, 2023. Then on December 15, 2023, a third plan to repurchase up to 450,000 shares of the Company's outstanding shares was announced. Shares may be repurchased on the open market or through private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing and amount of repurchases depends on a number of factors including the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. During 2023, 506,358 shares of the Company's common stock was repurchased at an average price of $14.26 and subsequently retired prior to December 31, 2023. Additionally, during 2023, the Company retired the 75,172 shares previously repurchased during 2022 that were held in treasury stock as of December 31, 2022. During the three months ended March 31, 2024, the Company repurchased an additional 140,519 shares of the Company's common stock at an average price of $13.96 and subsequently retired prior to March 31, 2024.

Earnings per share:

Earnings per common share was computed based on the following:

	Three Months Ending March 31,
	2024	2023

Numerator:
Income applicable to common shares	$22,237	$332,029
Denominator:
Weighted average common shares outstanding	4,361,088	4,974,200
Effect of dilutive securities:
Restricted stock	—	—
Stock options	—	—
Weighted average common shares outstanding - assuming dilution	4,361,088	4,974,200
Earnings per common share	$0.01	$0.07
Earnings per common share - assuming dilution	$0.01	$0.07

No options were deemed dilutive as the exercise price exceeded the market price as of the close of market on March 31, 2024.

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
•
the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation; and
•
each of the factors and risks under the heading “Risk Factors” in the Company's 2023 Annual Report on Form 10-Q and in subsequent filings we make with the SEC.

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

The Company adopted ASU 2016-13 on January 1, 2023, which introduced the CECL methodology for estimating all expected losses over the life of a financial asset (See Note 1 General: Basis of Presentation). The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Recoveries will not exceed the aggregate of loan amounts previously charged-off and expected to be charged-off.

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

For off-balance sheet credit exposures, we estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense, which is recorded in other expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

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

Commercial and industrial loans are underwritten after evaluation and understanding the borrower's ability to operate profitably and effectively. Underwriting standards are designed to determine whether the borrower possesses sound business ethics and practices and to evaluate current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and include personal guarantees.

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

Marketable Securities. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss). Management determines the appropriate classification of securities at the time of purchase. Interest income includes amortization and accretion of purchase premiums and discounts. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized costs basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized costs basis is written down to fair value through income. For securities available for sale that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized costs basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized as other comprehensive income (loss).

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

Recent Banking Events

There were five bank failures in 2023. The first two of these failures were caused by a lack of liquidity as depositors sought to withdraw their deposits. Due to embedded losses in their investment portfolios from rising interest rates, these banks were unable to sell investment securities held to meet liquidity needs without realizing substantial losses. As a result of the March 2023 bank closures and in an effort to minimize the need for banks to sell securities at a loss in times of stress, the Federal Reserve announced the creation of a new Bank Term Funding Program. In January of 2024, the Federal Reserve announced that March 11, 2024 would be the last day loans will be made under this program.

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

Overview

The Company is a full service community bank that provides a variety of financial products and services to consumers and commercial customers in our market areas. Our business consists primarily of utilizing customer deposits, together with funds generated from our operations, to fund commercial and consumer loans in our footprint. As of March 31, 2024, we had total assets of $474.7 million, loans, net of the allowance for credit losses and deferred fees of $376.5 million, total deposits of $380.3 million and total equity of $77.8 million. During 2019, the Bank elected to be treated as a “covered savings association” which allows us to engage in the same activities as a national bank.

Our primary deposit products are personal checking accounts, business checking accounts, savings accounts, money market accounts and certificates of deposit. Our lending products include single-family residential loans, construction loans, land development loans and SBA/USDA guaranteed loans.

We expect to continue to focus on originating one-to-four family residential real estate loans, commercial and multi-family residential real estate loans, commercial and industrial loans, construction and land development loans and consumer loans. Although in recent years, we have increased our focus, consistent with what we believe to be conservative underwriting standards, on originating higher yielding commercial real estate and commercial and industrial loans. In recent years we have originated single-family owner-occupied loans for sale into the secondary market and for our own portfolio. We intend to continue this activity in the future as a source of fee income, but at a reduced level from prior periods.

We also invest in securities. Our bond portfolio consists primarily of U.S. Agency issued mortgage-backed securities. In addition, as of March 31, 2024, we also held securities issued by the U.S. Treasury, as well as those issued by a variety of municipalities and other banking institutions. These securities support the liquidity position of the Company, while providing an additional source of interest income to our overall revenue stream.

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

Comparison of Financial Condition at March 31, 2024, and December 31, 2023

Total Assets. Total assets increased $8.1 million to $474.7 million at March 31, 2024 from $466.6 million at December 31, 2023. The increase was principally due to the purchase of investment securities as well as solid loan growth during the period, funded with dollars from an expanding customer deposit base. The Company's cash position was lower at the end of the first quarter of 2024 relative to year-end 2023 as excess liquidity was used to payoff brokered CDs, as well as support earning asset growth.

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.2 million to $23.8 million at March 31, 2024, compared to $25.0 million at December 31, 2023. The decrease is primarily attributable to utilizing excess liquidity to fund bond purchases and loan growth, as well as to pay off maturing brokered CDs and to repurchase shares during the quarter.

Total Loans. Loans totaled $381.4 million at March 31, 2024, an increase of $4.5 million, or 1.2%, from the December 31, 2023, level of $376.9 million. Loans secured by real estate grew $3.0 million, or 0.8%, during the first three months of 2024. Commercial real estate loans increased $8.1 million, or 6.6%, to $131.7 million at March 31, 2024, from $123.6 million at December 31, 2023. Over this same three-month period we experienced reductions in some of our other real estate lending categories. Residential real estate loans decreased $401,000, or 0.3%, to $148.1 million at March 31, 2024, from $148.5 million at December 31, 2023. Construction and land development loans decreased $3.8 million, or 6.8%, to $51.7 million at March 31, 2024, from $55.5 million at December 31, 2023. Multi-family real estate loans decreased $723,000, or 3.8%, to $18.4 million at March 31, 2024, from $19.1 million at December 31, 2023. Home equity loans also decreased $200,000, or 1.8%, to $10.9 million at March 31, 2024, from $11.1 million at December 31, 2023.

Commercial and industrial loans increased $1.4 million, or 8.3%, to $18.3 million at March 31, 2024, from $16.9 million at December 31, 2023.

Allowances for Credit Losses. The amount of our allowance for credit losses is based on management's evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for individually evaluated loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan credit losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to individually evaluated loans are charged or credited to the provision for credit losses.

During the three months ended March 31, 2024, five loans totaling $2.8 million were downgraded from special mention to substandard, all of which are to a single relationship.

The Company had 14 individually evaluated loans totaling $1.2 million as of March 31, 2024, compared to 16 individually evaluated loans totaling $1.3 million at December 31, 2023. As of March 31, 2024, there were $70,000 of specific reserves for a single loan relationship within this group.

We had net recoveries of $22,000 during the three months ended March 31, 2024, compared to net recoveries of $4,000 for the three months ended March 31, 2023.

Effective January 1, 2023, CECL was implemented which resulted in a $255,000 increase in the allowance for credit losses and a decrease in retained earnings. Provision for loan credit losses of $30,000 was recorded for the three months ended March 31, 2024 and $18,000 of provisions were recorded for the three months ended March 31, 2023. In addition, effective January 1, 2023, a liability account for unfunded loan commitment credit losses of $149,000 was established which also decreased retained earnings. During the three months ended March 31, 2024, the Company provided an additional $27,000 to the allowance for unfunded loan commitments, which is included in other expense.

Management believes that the allowance for credit losses, which was $4.9 million, or 1.28% of loans, at March 31, 2024, and the $167,000 allowance for unfunded commitments, which represents 0.29% of available credit lines, are adequate to cover inherent losses in these portfolios.

Investment Securities. Available-for-sale investment securities increased $6.1 million, or 14.3%, to $49.1 million at March 31, 2024, from $43.0 million at December 31, 2023. This increase was primarily due to the purchase of approximately $11.7 million of securities, less the maturity of $5.0 million of US Treasury securities, coupled with $457,000 of net paydowns on our mortgage-backed securities, and a $65,000 increase in our unrealized losses in the portfolio. Unrealized losses on our investments increased to $3.9 million at March 31, 2024, from $3.8 million at December 31, 2023. The change unrealized losses was solely due to a change in market interest rates.

Premises and equipment, net. Net premises and equipment decreased $68,000, or 1.4%, to $4.7 million at March 31, 2024, from $4.8 million at December 31, 2023. This decrease is primarily attributable to depreciation of our fixed assets over their useful lives.

Right-of-use asset. In 2023, the Company entered into leases to establish retail branches in Savannah, GA, and Jacksonville, FL. These leases were capitalized for $1.9 million, and are being amortized over a ten year period. The new branch in Savannah, GA, opened in May 2023, and the branch in Jacksonville, FL, opened in June 2023. In addition, during the third quarter of 2023, the Company entered into a new lease for a loan production office in Tallahassee, FL. The initial right-of-use asset associated with this new location was $145,000 and is being amortized over a three year period. As of the end of the first quarter of 2024, the Company's right-of-use asset totaled $1.9 million.

Other Real Estate Owned. The Company had no other real estate owned on its books as of March 31, 2024, or December 31, 2023.

Bank Owned Life Insurance. Our investment in bank owned life insurance increased $73,000, or 0.6%, to $11.8 million at March 31, 2024 from $11.7 million at December 31, 2023. The income generated from these investments provides the Company with support to offer competitive benefits, assisting us in attracting and retaining talented employees.

Accrued Interest Receivable and Other Assets. Our balance in accrued interest receivable and other assets decreased by $1.4 million, or 23.6%, to $4.7 million as of March 31, 2024 from $6.1 million at December 31, 2023. This decrease was primarily due to receiving $1.5 million from the Small Business Administration (SBA) in satisfaction of amounts owed to the Company for expenses incurred in association with a loan that the SBA had guaranteed.

Deposits. Total deposits increased $10.4 million, or 2.8%, to $380.3 million at March 31, 2024, from $369.9 million at December 31, 2023. Certificates of deposit decreased $6.3 million, or 5.7%, to $104.6 million at March 31, 2024, from $110.9 million at December 31, 2023. This decrease included the Company paying off $12.0 million of brokered certificates of deposit that matured during the first quarter of 2024. Non-interest-bearing demand accounts increased $6.0 million, or 14.4%, to $47.6 million at March 31, 2024, from $41.6 million at December 31, 2023. Interest-bearing demand accounts decreased $727,000, or 1.4%, to $52.0 million at March 31, 2024, from $52.7 million at December 31, 2023. Savings and money market accounts grew $11.5 million, or 7.0%, to $176.1 million at March 31, 2024, from $164.6 million at December 31, 2023.

Lease Liability. In 2023, as noted earlier, the Company entered into leases to establish retail branches in Savannah, GA, and Jacksonville, FL as well as a loan production office in Tallahassee, FL. The lease liability capitalized in associated with these properties totaled $2.1 million as of March 31, 2024.

Accrued interest payable and other liabilities. Accrued interest payable and other liabilities decreased $500,000, or 12.6%, to $3.5 million at March 31, 2024, from $4.0 million at December 31, 2023. These changes included the payment of accruals for various incentive plans established to attract and retain our employees, as well as paying $223,000 for the cash dividend declared in December of 2023, that was paid to shareholders in January of 2024.

Shareholders’ Equity. Total shareholders' equity decreased $1.8 million, or 2.3%, to $77.8 million at March 31, 2024, from $79.6 million at December 31, 2023. The decrease resulted primarily from $2.0 million of shares repurchased during the first three months of 2024. In addition, with an increase in market interest rates, the Company has incurred an additional $49,000 of unrealized losses, net of tax, associated with our AFS investment portfolio. These reductions to capital were partially offset by $193,000 of stock based compensation that increased our additional paid in capital, coupled with $22,000 of net income realized during the first three months of 2024.

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

General. The Company generated net income of $22,000, or $0.01 of earnings per basic common share, during the three months ended March 31, 2024. These results were below that of the $332,000 of net income, or $0.07 of earnings per basic common share, that the Company realized during the same three month time period one year prior. The $310,000 year over year decrease in earnings occurred despite an increase in interest income, as this growth was outpaced by the increase in our cost of funds, coupled with a $93,000 decrease in noninterest income and a $95,000 increase in noninterest expenses.

Interest Income. Interest and dividend income increased $1.1 million, or 23.9%, to $6.0 million for the three months ended March 31, 2024, from $4.9 million for the three months ended March 31, 2023. This increase was primarily due to increases in interest rates relative to one year ago, coupled with growth in our earning asset base as well as a change in our earning asset mix, as higher yielding loans became a larger portion of our average earning asset base. Interest and fee income from the loan portfolio grew $983,000, or 23.2%, versus that of the same three month period one year ago. Other increases included interest and dividends on investment securities of $177,000, and interest on deposits with other banks and federal funds sold, which rose $6,000. The average balance of loans, including loans held for sale, increased $35.8 million, or 10.5%, to $377.7 million for the three months ended March 31, 2024, from $341.9 million for the three months ended March 31, 2023, and the average yield on loans increased to 5.57% for the three months ended March 31, 2024, from 5.03% for three months ended March 31, 2023. As a result of this loan growth, the portfolio represented 83.0% of average earning assets for the first quarter of 2024, versus 81.8% for the same three-month period one year ago. The average balance of available-for-sale securities increased $3.5 million, or 7.4% to $51.2 million for the three months ended March 31, 2024, from $47.7 million for the three months ended March 31, 2023, while the average yield on the portfolio increased 98 basis points to 3.73% for the three months ended March 31, 2024, from 2.75% for the three months ended March 31, 2023. The average balance of interest-earning deposits decreased $2.9 million, or 10.6%, to $24.3 million for the three months ended March 31, 2024, from $27.2 million for the three months ended March 31, 2023, while the average yield on interest-earning deposits increased 59 basis points to 5.06% for the three months ended March 31, 2024, from 4.47% for the three months ended March 31, 2023.

Interest Expense. Total interest expense increased $1.4 million, or 110.4%, to $2.7 million for the three months ended March 31, 2024, from $1.3 million for the three months ended March 31, 2023. The increase was primarily due to the federal funds rate increasing 500 basis points from March of 2022, through July of 2023. The federal funds rate currently sits at to 5.50%. As a result of this rapid rise in interest rates, in order to attract and retain deposits, we have offered increased rates to customers primarily on our money market and certificate of deposit products. This has resulted in depositors shifting funds from lower cost accounts, into higher yielding products. As a consequence, the average balance of interest-bearing deposits increased $42.3 million, or 14.5%, to $333.3 million for the three months ended March 31, 2024, from $291.0 million for the three months ended March 31, 2023, with a 145 basis point increase in the average cost of interest-bearing deposits to 3.06% for the three months ended March 31, 2024, from 1.61% for the three months ended March 31, 2023. The average balance of FHLB advances increased $1.9 million to $11.0 million for the three months ended March 31, 2024, from $9.1 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, the average cost of FHLB advances was reduced by 35 basis points to 4.39% from 4.74% for the three months ended March 31, 2023.

Net Interest Income. Net interest income decreased by $228,000, or 6.3%, to $3.4 million for the three months ended March 31, 2024, from $3.6 million for the three months ended March 31, 2023. While the relatively recent rise in market interest rates benefited our earning assets, it has hampered our cost of funding. The decrease in our net interest income was primarily due to the change in the level of interest rates paid to our deposit customers to attract and retain their funds. The pace of change in our cost of funds surpassed the increased yields the Company was able to obtain on its interest-earning asset base as our loan portfolio did not reprice at the same velocity as that of our deposit base. The cost of our average interest bearing deposits increased 145 basis points when comparing the first quarter of 2024, to that of the same three month period one year ago. In comparison, the increase in the yield of our average interest earning assets increased 61 basis points when comparing these same two quarterly periods. In addition to the rise in interest rates, we experienced a shift in the mix of our deposit base as customers migrated their funds to higher yielding money market and certificate of deposit products. Further, enhanced with the opening of two new branch locations, the growth of our interest bearing liabilities out paced the growth of that of our interest bearing assets. Total average interest earning assets grew $36.8 million when comparing the first quarter of 2024 to that of the same quarter one year ago. Over this same time horizon the Company grew its average interest bearing liabilities $44.2 million.

As a result of the above, our interest rate spread decreased to 2.24% for the three months ended March 31, 2024, from 3.02% for the three months ended March 31, 2023, while our net interest margin fell 50 basis points to 3.00% for the three months ended March 31, 2024 from 3.50% for the three months ended March 31, 2023.

Provision for Credit Losses. The Company set aside $30,000 of provisions for loan credit losses during the first quarter of 2024, while $18,000 of provisions were booked for the three months ended March 31, 2023. In addition, we added $27,000 to our allowance for unfunded loan commitments (which is included in other expenses) during the three months ended March 31, 2024. The Company did not have a separate provision for unfunded commitments prior to January of 2023. Provisions for loan credit losses are charged to operations to establish an allowance for credit losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for credit losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See the section entitled "Allowance for Credit Losses" in this Item 2, and Note 3 of the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

The allowance for credit losses was $4.9 million, or 1.28% of total loans, at March 31, 2024, and $4.8 million, or 1.28% of total loans, at December 31, 2023, and $4.6 million, or 1.37% of total loans, at March 31, 2023. Classified (substandard, doubtful and loss) loans increased to $11.7 million at March 31, 2024 compared to $7.9 million at December 31, 2023, and $5.8 million as of March 31, 2023. We had $1.2 million of nonperforming loans at March 31, 2024, compared to $1.3 million at December 31, 2023, and $414,000 at March 31, 2023. Net recoveries for the three months ended March 31, 2024 and 2023, were $22,000 and $4,000, respectively. We had no loans in deferral status at March 31, 2024, or December 31, 2023. In addition, the unfunded loan commitment credit loss liability was $167,000 at March 31, 2024, or 0.29% of our outstanding unfunded loan commitments of $56.8 million.

Other Income. Other income information is as follows.

	For the three months ended March 31, 2024		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Service charges on deposit accounts	$105	$136	$(31)	(22.8)%
Gain on sale of loans	54	95	(41)	(43.2)%
Other	80	101	(21)	(20.8)%
Total non-interest income	$239	$332	$(93)	(28.0)%

Other income decreased $93,000, or 28.0%, to $239,000 for the three months ended March 31, 2024, from $332,000 for the three months ended March 31, 2023. The decrease was primarily due to a $41,000 decrease in income from the sale of mortgage loans into the secondary market to $54,000 for the three months ended March 31, 2024, compared to $95,000 for the three months ended March 31, 2023. This decrease is primarily due to the decrease in the volume of mortgage loan refinancings and home purchases sold into the secondary market as interest rates have increased over the past several months. In addition, the Company has reduced its level of resources committed to this product line and therefore we do not anticipate our income from the sale of mortgage loans into the secondary market going forward to reach the same levels as posted in prior periods.

Other Expense. Other expense information is as follows.

	For the three months ended March 31, 2024		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,095	$2,063	$32	1.6%
Occupancy and equipment	357	238	119	50.0%
Advertising	53	93	(40)	(43.0)%
Audit and examination	121	152	(31)	(20.4)%
Checking account related expenses	16	34	(18)	(52.9)%
Consulting and advisory fees	13	11	2	18.2%
Data processing fees	185	122	63	51.6%
Director fees	140	144	(4)	(2.8)%
Legal	54	86	(32)	(37.2)%
Other real estate loss/(gain) on sale and write-downs	—	(3)	3	(100.0)%
Insurance	52	59	(7)	(11.9)%
Other	487	479	8	1.7%
Total non-interest expense	$3,573	$3,478	$95	2.7%

Other expense increased $95,000, or 2.7%, to $3.6 million for the three months ended March 31, 2024, from $3.5 million for the three months ended March 31, 2023. The increase was due primarily to a $119,000 increase in occupancy and equipment expenses associated with our two new branches located in Savannah, GA, and Jacksonville, FL. With the addition of these two new branch facilities in mid-2023, the Company's baseline of noninterest expenses have been elevated in comparison to prior periods. These increases include higher personnel as well as data processing expenses which rose $63,000, or 51.6%, to $185,000 for the three months ended March 31, 2024 from $122,000 for the three months ended March 31, 2023. While increased costs were anticipated with the expansion of our branch network, the Company is focused on controlling expenses as we work to grow our franchise.

Income Tax Expense. The Company had income tax expense of $3,000 for the three months ended March 31, 2024, compared to $121,000 of income tax expense for the three months ended March 31, 2023. This change resulted from the $428,000 decrease in income before taxes for the comparable three month periods. For the three months ended March 31, 2024, the income before taxes was $25,000, compared to $453,000 for the three months ended March 31, 2023. Our effective tax rate was 10.7% for the three months ended March 31, 2024 and 26.7% for the three months ended March 31, 2023.

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

	For the quarter ended March 31,
	2024			2023
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate

Interest-earning assets:
Loans receivable	$377,692	$5,228	5.57%	$341,930	$4,245	5.03%
Securities available-for-sale	51,249	483	3.73%	47,703	328	2.75%
Interest-earning deposits	24,332	306	5.06%	27,208	300	4.47%
Other interest-earning assets	1,641	28	6.75%	1,315	6	1.83%
Total interest-earning assets	454,914	$6,045	5.34%	418,156	$4,879	4.73%
Non-interest-earning assets	17,320			14,419
Total assets	$472,234			$432,575
Interest-bearing liabilities:
Savings and money market accounts	$172,790	$1,366	3.18%	$138,788	$610	1.78%
Interest-bearing checking accounts	52,599	100	0.76%	57,579	49	0.35%
Certificate accounts	107,868	1,067	3.98%	94,640	495	2.12%
Total interest-bearing deposits	333,257	2,533	3.06%	291,007	1,154	1.61%
Borrowings	11,000	122	4.39%	9,078	108	4.74%
Total interest-bearing liabilities	344,257	2,655	3.10%	300,085	1,262	1.71%
Non-interest-bearing liabilities	49,812			47,079
Total liabilities	394,069			347,164
Total equity	78,165			85,411
Total liabilities and equity	$472,234			$432,575
Net interest income		$3,390			$3,617
Net earning assets	$110,657			$118,071
Net interest rate spread(1)			2.24%			3.02%
Net interest margin(2)			3.00%			3.50%
Average interest-earning assets to average interest-bearing liabilities	132.14%			139.35%

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

	Quarter Ended
	March 31,
	2024 vs. 2023
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$368	$615	$983
Securities available-for-sale	47	109	156
Interest-earning deposits	(30)	36	6
Other interest-earning assets	2	19	21
Total interest-earning assets	387	779	1,166
Interest-bearing liabilities:
Savings and money market accounts	135	621	756
Interest-bearing checking accounts	(4)	54	50
Certificate accounts	248	324	572
Total interest-bearing deposits	379	999	1,378
Borrowings	22	(7)	15
Total interest-bearing liabilities	401	992	1,393
Change in net interest income	$(14)	$(213)	$(227)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our liquidity is a measure of our ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. Our short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, as well avenues to borrowings. There has been no material adverse change during the three months ended March 31, 2024 in our ability to fund our operations.

Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At March 31, 2024, we had $97.6 million in borrowing capacity under our credit line with the Federal Home Loan Bank of Atlanta, net of the $11.0 million of advances outstanding, coupled with an $8.0 million letter of credit utilized to collateralize public deposits. In addition, we have $28.5 million in unsecured federal funds lines of credit through our correspondent banks and $26.5 million secured borrowing capacity through the Federal Reserve Bank of Atlanta. No amounts were outstanding on these lines of credit at March 31, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our current strategy to increase our loan portfolio, we will seek to increase core deposits and utilize Federal Home Loan Bank of Atlanta advances as well as brokered certificates of deposit to support our earning asset growth.

Capital Requirements

At March 31, 2024, the Bank’s Tier 1 capital as a percentage of the Bank’s average assets was 14.56%, and total qualifying capital as a percentage of risk-weighted assets was 20.57%. As of March 31, 2024, the Bank was classified as “well capitalized” for regularity capital purposes. Note 6 to the Financial Statements describes the regulatory capital requirements applicable to the Bank.

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

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of the Company's common stock made during the first quarter of 2024, by or on behalf of the Company or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Repurchased under the Plans or Programs (1)
January 1-31, 2024	105,819	$14.01	105,819	262,181
February 1-29, 2024	34,700	13.80	140,519	227,481
March 1-31, 2024	-	-	140,519	227,481
Total	140,519	$13.96	140,519	227,481

(1) In December of 2023, the Company announced a program to repurchase up to 450,000 shares of the Company's common stock effective for the period of December 2023, through June 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023, (ii) Consolidated Statements of Income for the three months ended March 31, 2024 and 2023 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023 (unaudited), (vi) Consolidated Statements of Change in Equity for the three months ended March 31, 2024 and 2023 (unaudited), (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (unaudited), and (vi) the Notes to Financial Statements (unaudited) with detail tagging.

104	The cover page from TC Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC BANCSHARES, INC. (Registrant)

Date: May 10, 2024	/s/ Gregory H. Eiford
Gregory H. Eiford
Chief Executive Officer

Date: May 10, 2024	/s/ Scott C. McLean
Scott C. McLean
Chief Financial Officer